Form 10-K405
period 1997-03-31
JENNA LANE INC
filed 1997-06-27
CIK 944853

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                             --------------

                                      OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ......... TO ..........

                       COMMISSION FILE NUMBER: 333-11979

                               JENNA LANE, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

       Delaware                                      22-3351399
       --------                                      ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     1407 Broadway, Suite 1801                       10018
     -------------------------                       -----
     (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code:  (212) 704-0002
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE AND CLASS A COMMON STOCK PURCHASE WARRANTS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes...X.... No.......

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of voting and non-voting common equity held by non-affiliates as of June 23, 1997: $21,132,698 (includes all common equity, whether or not registered under the Securities Act of 1933, as amended)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 15, 1997 the number of shares of common stock outstanding was 4,290,000 shares.

                                     PART I
ITEM 1. BUSINESS.

OVERVIEW

   The Company was formed in February 1995 and designs, manufactures and markets high quality, cut and sewn, popularly priced junior, "missy", and large size fashion and basic knit sportswear for women. The Company was founded by individuals with extensive experience in apparel manufacturing, operations, sales and merchandising. Since its inception, the Company has dedicated its time and resources primarily to the development of two sets of product lines, basic sportswear and fashion sportswear.

   Sales of basic sportswear comprised approximately 50-60% of the Company's revenues in the fiscal year ended March 31, 1997. In the production of basic sportswear, the Company operates primarily as a domestic manufacturer which substantially controls or owns all aspects of its production capability, known within the industry as "vertical integration." The Company believes that this vertical integration positions the Company among the few apparel manufacturers in its market with the ability to control and manage the entire manufacturing process from the conversion of yarn into fabric to the completion of finished apparel. The Company believes it is able to realize significant cost savings through its retention of responsibility for the manufacturing of its own fabric (although not actually manufacturing itself). As a result, the Company believes it can sell high quality merchandise to price sensitive discounters and mass merchants at prices competitive to those of imported goods.

   Management believes that vertical integration as a domestic manufacturer of basic sportswear allows the Company to deliver good quality competitively priced merchandise to customers significantly faster than the delivery time on goods shipped from overseas. Because of the Company's ability to produce goods more quickly than those of its competitors who import products, the Company's retail customers can conserve capital by purchasing less initial inventory, reduce markdowns by holding smaller quantities of non-moving merchandise, and increase sales by rapidly restocking fast-selling items. Management believes that the Company's ability to deliver good quality, competitively priced merchandise in a short time frame has allowed it to obtain as customers many of the nation's leading discount retail outlets, although no assurance can be given that these relationships will continue or be expanded.

   The second key merchandise product line which the Company has pursued, which comprised approximately 40-50% of the Company's revenues in the fiscal year ended March 31, 1997, is fashion sportswear. In producing its fashion sportswear, the Company follows more traditional manufacturing processes utilized in the apparel industry, namely the purchasing of fabric from outside vendors. The fashion sportswear product line generates a higher gross profit margin than basic sportswear due to the differentiation of product and reduced competition. In its fashion sportswear production, the Company loses its competitive advantage of converting its own fabrics, however, management believes that its long standing relationships with buyers and management of its retail customers and its overall merchandising and design skills allow the Company to successfully compete in the fashion sportswear business, although no assurance of such success can be given.

   The Company's sales efforts are organized based on the merchandise category and/or customer, and are divided into "Missy"/Large Size, Young Large Size, Imports, Mail Order and Mass Merchants. There can be no assurance that these sales efforts will be successful or that the Company will not determine to add additional categories or eliminate some or all of the divisions denoted above. Indeed, since the Company's formation, it has added one such category and eliminated another.

   Although management is pleased with its success to date in selling basic sportswear and fashion sportswear, and believes the Company will continue to benefit from substantial focus on those areas, a longer-term opportunity for expansion will be the growth and development of sales of imports. Part of management's long-term plan is to continue to expand its importing activities which represented approximately 21% of the Company's revenues for the fiscal
year ended March 31, 1997.   There can be no assurance that this plan will be
successfully implemented or, if implemented, result in profits to the Company.

   The Company attempts to maximize its competitive advantage through its market focus, product design, and merchandise. The Company targets the major national, regional and specialty chains whose volume demands attract them to manufacturers who can produce quality merchandise in high volumes at low cost within specified delivery schedules.

   The Company generally focuses on popularly priced clothing, a segment of the apparel industry which management believes is experiencing faster growth than the industry as a whole. The Company believes, although it has no quantitative evidence thereof, that demographic trends have shifted consumer spending habits and apparel expenses have become a smaller proportion of personal expenditures for the "baby boom" population born between 1945 and 1964. Management believes that these consumers are required to shift more of their disposable income to the payment of mortgages, children's education and savings. As consumers have less money to spend on clothing, management believes they are shifting their apparel spending to discounters and off-price retailers. They are also purchasing more basics that can be worn for more than one season and have lower risk of becoming out of style in the year following purchase.

   The Company sells fashion and basic sportswear to large size women's departments. Management believes that this market will grow due to the aging of the population and the tendency of older people to be overweight, although there can be no assurance of this.

   The Company also will respond to what management believes to be the growing trend among retailers for "quick response" whereby the retailer rapidly determines consumer preferences and shifts inventory in response to these preferences. Quick response involves shortening the production cycle, improving productivity, reducing inventory and accelerating the feedback of consumer preference to their manufacturer. Management believes that most major retailers are working with their manufacturers to speed restocking time and create efficient ways to reduce response time on orders.

   In March 1997, the Company completed its initial public offering of investment units comprising shares of Common Stock and Class A Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $7.00, subject to adjustment, at any time until March 19, 2000. The net proceeds of the offering were approximately $5,352,000. The Common Stock and Warrants are listed on the Nasdaq National Market System ("Nasdaq") under the symbols JLNY and JLNYW, respectively. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

PRODUCT LINE

   The Company specializes in the design, manufacture and marketing of high quality cut and sewn knit women's sportswear. The Company's products are sold at popular price points, typically ranging from $9 to $40 at retail. A large portion of the Company's sales are from merchandise sold under the label of the retailer (known as "private label"). The remainder are sold under the Company's own labels, which currently include Stressed Out (TM), Jenna Lane (TM), JLNY
(TM) and Tummy Tucker (TM). The Company's product line consists of many different styles that are changed twice each year in response to the two major selling seasons in the apparel industry - fall/back to school and spring. Adjustments and changes are made continuously to the line in response to customer information. Many of these styles are similar but customized to meet the design requests of the retailer or to provide the retailer with merchandising which its competitor is not selling.

   As indicated above, the Company concentrates on two primary product lines: basic and fashion sportswear. Basic apparel is significantly less risky than fashion apparel, primarily because of its longer product life cycle, but contains a lower gross profit margin. Management attempts to blend the relative risk levels with the profitability of these areas.

   The Company believes it also has begun to establish a strong presence in the large size women's market through the establishment of two separate sales groups in this category. The first is young large size, catering primarily to overweight teenagers and for young working women. The second sales group serves the more traditional middle aged large size customer.

   In the large size women's market, the Company produces a variety of pants, shorts, skirts, blouses, t-shirts, coordinates, and dresses in knitted fabrics consisting predominantly of Dupont Lycra (R), acrylic, and poly cotton. Bottoms and tops predominate this category, with bottoms generally producing greater sales than tops.

   The Company intends to be a dominant manufacturer in the category of leggings and stirrup pants containing Dupont Lycra (R) in the popular price and the large size women's category and to be a major manufacturer of Dupont Lycra (R) bottoms in popular price "missy" sizes, although no assurance can be given that it will be able to attain these goals. The Company believes that its success in marketing bottoms will depend upon its ability to compete on the basis of price against imports.

SALES GROUPS

   The Company is organized into five sales groups, described in more detail below. Each sales group is decentralized with regard to sales. Production costs and operating costs associated with each sales group are not the responsibility of the sales group manager and operating expenses are not allocated by sales group. Management of the sales groups are compensated based on a commission tied to net sales and profit margins. The Company believes that this structure enables sales group management to concentrate on sales and merchandising.

   The Company sells virtually all of its products directly through its own showroom at 1407 Broadway in Manhattan, New York. All mail order sales, however, are handled by its mail order showroom at 1384 Broadway in Manhattan, New York. In addition to its Co-Chief Executive Officers, Messrs. Mitchell Dobies and Charles Sobel, the Company currently employs eight individuals in sales. Although no written contracts exist with these additional salespeople (other than Messrs. Dobies, Sobel and Eric Holtz, see Item 11, "Executive Compensation"), they generally receive a monthly draw against commission, with the commission being determined by the gross profit margin on an order by order basis. The Company has not and does not currently intend to use any advertising in its marketing efforts, but pays for "co-op" advertising as may be required in its agreements with customers.

   "Missy"/Large Size.  This sales group is responsible for selling merchandise
   ------------------
to customers servicing the more traditional "missy" and large size market. Merchandising in this sales group consists primarily of bottoms, tops and coordinates. As mentioned previously, bottoms containing Dupont Lycra (R) are a strong product in this category.

   Young Large Size.  This sales group's efforts are directed at customers who
   ----------------
service the under 25 large size market. The product is most commonly Junior inspired fabrications and silhouettes manufactured to large size specifications. The Company designs and manufactures a broad array of bottoms, tops, and dresses for these customers. The Company prices its products at retail generally from $16.99 - $39.99.

   Imports.  As mentioned above, a longer-term opportunity for expansion will be
   -------
the growth and development of the import sales group. Part of management's long-term plan is to continue to expand its importing activities. Eric Holtz, who has extensive experience in the design, sourcing and selling of imported woven
products, serves as Director of the import sales group.   See "Item 10-
Directors and Executive Officers of the Registrant" and "Item 11- Executive Compensation."

   Price points for both denim and woven products in this sales group are slightly higher than those which are domestically produced, with similar gross margins to domestic products. Management believes that reduced trade restrictions, increased competition in the domestic market and other factors have enhanced the Company's ability to substantially increase its activities in the import area. Additional marketing efforts relating to imports also acts to
hedge the Company's current dependence on domestically produced goods.   There
can be no assurance that the Company's plans for the import sales group will be successfully implemented.

   Mail Order.  This sales group is responsible for selling merchandise to
   ----------
companies who sell through direct mail catalogs. The product line includes wovens and knits in both basic and fashion sportswear, and tends to concentrate on somewhat higher price points than the Company's other products.

   Mass Merchants.  Management believes that, although no assurance can be
   --------------
given, this sales group represents a very strong opportunity for significant sales growth, primarily due to the management's reputation and its relationships with key customers. The mass merchant area, however, is characterized by small gross profit margins and financially troubled and bankrupt retailers, and the Company intends to carefully control this sales growth and attempt to limit it to the most profitable niches of that business. In addition, the Company carefully manages its relationships with troubled retailers, and endeavors to avoid committing a large a percentage of its business to any one retailer.

   Due to the customers' specific needs in the area of color, price, styling and delivery, and in order to maximize the image of the Company as a whole, the mass merchant is best serviced as a separate sales group.

DESIGN DEVELOPMENT

   New designs are created by an in-house staff which as of the date of this Annual Report consists of three designers. Management believes there are many synergies in the design functions and that designs created for one sales group are frequently modified for use by other sales groups. The Company endeavors to combine creativity, knowledge of the marketplace and input from its retail customers to develop designs that incorporate established fashion trends and basic apparel. In the year ended March 31, 1997, the Company created approximately 2,000 patterns (although no assurance can be given that such trend will continue), and converted most of these patterns into samples.

   In order to facilitate its design activities and production, the Company purchased a CAD/CAM (computer aided design/computer aided manufacturing) system with the proceeds of its initial public offering. The availability of this system is expected to speed the product development cycle during the design phases as well as initial pattern making and the creation of samples. In addition, customer presentations and maintenance of historical data will be significantly improved.

MANUFACTURING

   In general, in basic sportswear merchandising, the Company maintains responsibility for the entire apparel manufacturing process from conversion of yarn to shipment of finished goods, although it contracts out most of this work. The Company has established ties with approximately fifteen "captive" contractors, for whom the Company represents substantially all their business, to provide all of its cutting and sewing needs, although no assurance can be made that these relationships will continue at all or in a form and structure
satisfactory to the Company.   These "captive" relationships allow the Company
to exercise substantial control over the contractor's production schedules and quality of the production process without being required to manage its own large labor force or undertake the financial obligations for capital acquisitions and equipment.

   The manufacturing process begins with the purchase of yarn. Poly cotton, acrylic and DuPont Lycra (R) are the three major yarns which are purchased by the Company. The Company generally purchases this yarn on a "spot" (or immediate) basis. During times of price fluctuations, the Company attempts to protect against these fluctuations by purchasing longer-term contracts, if possible.

   The Company causes the yarn to be delivered to the contracted knitter, which then knits fabric in accordance with Company specifications. This process of conversion of knit to fabric generally takes approximately one week. The majority of fabric produced are greige fabrics, which are fabrics in their natural color. The Company maintains an inventory of greige fabric, permitting it to respond quickly to orders or unforeseen shortages. By maintaining its inventory primarily in greige goods rather than dyed goods, the fashion risk inherent in fabric color is reduced.

   The Company then sends the fabric to dyers and finishers primarily in the Northeast United States, in particular New York, New Jersey and Pennsylvania. The Company currently utilizes primarily one finisher in the New York area, one dyer in the New York area and one dyer in Pennsylvania. After the fabric is completed, it is then shipped to another contractor, which will then cut and sew garments according to Company specifications.

   As indicated above, the Company has established a relationship with approximately fifteen "captive" outside contractors to provide a majority of its domestic cut and sewing needs. Although production is done outside the Company, these contractors rely on the Company for substantially all of their revenue. As the Company sales volume continues to expand, additional "captive" contractors will be added to support the increases in sales volume. As practically the only customer of these contractors, as mentioned above, the Company will have control over the contractors' production scheduling and movement of merchandise. Quality is controlled in tandem by Company employees and by an in-house quality staff provided by the contractor. The Company currently has no contractual arrangement with these contractors, nor are any expected. The Company did, however, loan $125,000 to one such contractor, with a portion of the proceeds of the Company's initial public offering, to assist the contractor in opening a new facility. The Company also recently loaned $60,000 to another contractor. Each of these loans is secured by certain assets of the borrower.

   After completion of cutting and sewing, the completed goods are sent to the Company's warehouse in New Jersey for distribution and shipping or will be shipped directly to the customer from the contractor.

   Management believes that the industry standard in basic sportswear merchandising to produce a finished product from the time the fabric is ordered is six to eight weeks. By employing the processes described above, the Company generally has been able to complete the entire manufacturing process from delivery of yarn to completion of finished goods in approximately four weeks, although no assurance can be given that such performance will continue, and many factors outside the Company's control can affect this response time.

   In the manufacture of fashion sportswear, the Company and its captive contractors noted above are involved in the cutting and sewing process, but the Company does not purchase the yarn or knit, dye or finish it. This work is completed prior to the Company's contractor's commencement of involvement in the process.

SHIPPING

   The Company, prior to June 1996, contracted with a public warehouse to provide shipping and distribution services. The Company also ships a material
portion of its merchandise directly from the contractor to customers.   In June
1996, the Company leased 48,519 square feet of warehouse and office space in Cranbury, New Jersey. Management has determined that its ability to control its
own warehouse operations is of significant benefit to the Company.   In
addition, some long-term cost savings are generated by operating its own warehouse rather than continuing to utilize a public warehouse. Given the Company's sales volume in its first two years of operations and the factors described above, these positive aspects in obtaining a Company warehouse outweighed the negative aspects thereof, such as the addition to overhead represented by leasing and staffing such a facility and the administrative burdens represented thereby.

QUALITY CONTROL

   A vital concern to management is product quality and quality control. Strict quality control standards are required in order to maintain and build relationships with key customers and minimize product returns. Adherence to these strict standards is even more important to national mass merchants such as ShopKo (a current customer of the Company). The Company carefully monitors the output of its contractors to insure they produce the highest quality merchandise. All contractors are visited by employees of the Company's quality control team, which includes its Co-Chief Executive Officers, and are supplemented by contractor paid in-house teams.

INVENTORY

   The Company believes that it turns its inventory more often than its competitors. In the fiscal year ended March 31, 1997, it did so nine times, although no assurance can be given that such result will continue. This turn rate, which management believes is high, primarily reflects the extremely low permanent inventory of an early stage company, as well as the responsiveness and service which the Company's customers expect. As the Company grows and matures, it is expected that this turn rate will be reduced, although no assurance can be given.

ORDERING AND DISTRIBUTION

   The Company has computerized its order entry and has fully integrated order entry, shipping, accounts payable and accounts receivable through use of computer software. Senior management reviews all orders with respect to price, merchandise delivery dates and suitability for the customer. During its first two years of operations and for the foreseeable future, the Company has determined that virtually no speculative merchandise will be produced domestically and all domestic manufacturing will take place in response to customer orders. An appreciable portion of the Company's imported goods, however, are produced speculatively, primarily resulting from the longer lead times required for manufacturing and delivery as compared with domestically produced goods. Customers are invoiced at the time of shipment. Management believes that most customers have made payment within 60 - 75 days, although no assurance can be given that this trend will continue.

OPERATIONS

   The Company maintains corporate offices at its warehouse facility in Cranbury, New Jersey as well as at 1407 Broadway in Manhattan, where it also maintains its showroom and principal executive offices. The Company's design room is located at 264 West 40th Street in Manhattan, and its mail order room is located at 1384 Broadway. See "Item 2-Description of Properties."

CUSTOMER BASE

   The Company attempts to conduct business only with those customers it believes to be the most attractive in the market. These include current national mass merchant customers such as KMart and Montgomery Ward; regional discounters such as Ames, Shopko, Bradlees, Hills, and Pamida, national specialty chains such as Deb Shops, Petrie, and Charming Shoppes, and other customers including the Army/Air Force Exchange, Brylane and Lerner's. Management has extensive long standing personal relationships with most of these accounts, although no assurance can be given that any of these will remain customers of the Company. During the fiscal year ended March 31, 1997, Charming Shoppes represented 18% of the Company's sales.

COMPETITION

   The apparel business is intensely competitive and consists of numerous manufacturers, importers and distributors, none of which accounts for a significant percentage of total industry sales, but many of which are significantly larger and have substantially greater resources than the Company. The Company competes with distributors that import apparel from abroad, domestic companies with established foreign manufacturing relationships and companies which produce apparel domestically.

     The Company believes its ability to succeed depends in substantial part on its ability to anticipate, gauge and respond to changing consumer demands and fashion trends in a timely manner, as well as to operate within significant production and delivery constraints. The Company has attempted and will continue to attempt to minimize the risk of changing fashion trends and product acceptance by producing a wide selection of apparel during a particular selling season and by closely monitoring retail sales of its products. However, if the Company misjudges the market for a number of products or product groups, it may be faced with a significant amount of unsold finished goods inventory which could have a material adverse effect on the Company's operations.

BACKLOG; SEASONALITY

   As of June 1, 1997, the Company had unfilled orders of approximately $8.5 million, compared to approximately $5.2 million of such orders at the comparable date in 1996. These amounts include both confirmed orders and unconfirmed orders, which the Company believes, based on industry practice and its past experience, will be confirmed, and are therefore considered to be firm.
Shipment of Spring orders normally commences in the early part of January with the major portion of Spring merchandise shipped in March and April. Shipment of Back-to-School/Fall orders normally commences in late June with the major portion of Fall merchandise shipped in August, September and October. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipping of the product which, in some instances, depends on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

   The Company's business is somewhat seasonal, but management believes that it is less so than many other apparel companies, primarily because of the Company's partial focus on basic sportswear, which is less seasonal than fashion sportswear. In addition, the Company believes its product mix is diverse and varied enough so that some of its products are popular at any time of year. The Company does, however, generally experience its strongest sales during its fourth quarter, from January 1 to March 31. The Company does not believe this variation has had a material adverse impact on its cash flow or operations, although there can be no assurance that this will not be the case in the future.

FACTORING OF ACCOUNTS RECEIVABLE

   Generally, the Company's accounts receivable are paid within 60-75 days from invoice, which management believes is within industry standards. In March 1995, the Company entered into a Factoring Agreement with Republic Factors Corp ("Republic"), pursuant to which the Company receives advances against factored accounts receivable with interest at 1.5% over prime rate (this has been reduced to 1.0% over prime rate as of May 1, 1997). Advances, which are at the discretion of Republic, generally are equal to 80% of eligible receivables. Republic also has provided the Company with financing for import letters of credit. The Company has generally utilized the factoring arrangement to the maximum extent permitted by Republic. Since the completion of its initial public offering in late March 1997, the Company has become less dependent upon its arrangement with Republic for its cash flow needs, thereby reducing its overall interest expense. The obligations of the Company to Republic are secured by a lien on certain of the Company's assets, consisting primarily of accounts receivable (and merchandise relating thereto), inventory, equipment and intangible assets of the Company. As a result, there can be no assurance that there will be assets available for distribution to stockholders or creditors other than Republic in the event of a liquidation of the Company.

EMPLOYEES

   At March 31, 1997, the Company employed approximately 55 full time individuals, of which seven occupy executive or managerial positions, approximately 31 hold design, production, quality control or distribution positions and the balance occupy sales, clerical and office positions. Approximately 10 of the Company's warehouse packers are covered by a collective bargaining agreement with the United Production Workers Union Local 17-18 which
is effective from June 15, 1996 through and including June 14, 1999.   The
Company considers its relations with its employees to be good and has not experienced any interruption of operations due to labor disputes.


ITEM 2. DESCRIPTION OF PROPERTIES.

   The Company occupies three facilities in Manhattan and one in New Jersey. The three Manhattan facilities, located at 1407 Broadway (its principal executive offices), 264 West 40th Street and 1384 Broadway, and which encompass approximately 8,000 square feet in total, house the Company's showroom and sales, merchandising, mail order and design staffs. These facilities are the subject of leases requiring a current annual base rental of approximately $187,000 in total, and continue until April 30, 2001.

   The Company's warehouse and certain executive offices are located in Cranbury, New Jersey (the "Warehouse"). The Warehouse is the subject of a lease requiring a current annual base rental of approximately $206,000 and continues until May 2001, with an option for the Company to renew for an additional two years.

   The Company believes that its existing facilities are adequate to meet its current and currently foreseeable requirements, although there can be no assurance thereof.

ITEM 3. LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company is subject to normal litigations in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   MARKET FOR COMMON STOCK: In March 1997, the Company completed its initial public offering of investment units comprising shares of Common Stock and Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $7.00, subject to adjustment, at any time until March 19, 2000. The Common Stock and Warrants are listed on Nasdaq under the symbols JLNY and JLNYW, respectively. The sole full quarterly period during which trading occurred was the fiscal quarter ended March 31, 1997. During that fiscal quarter (during which trading occurred only from March 19, 1997 through March 31, 1997), the high and low sales prices for the shares of Common Stock on Nasdaq were $11.75 and $6.50, respectively.

   As a condition to listing the Company's securities on Nasdaq, the Company is required to ensure that (i) independent directors represent a majority of the members of the Board of Directors, and for one such independent director to serve as Chairman and (ii) Messrs. Dobies and Sobel agree not to sell or otherwise dispose of any securities of the Company beneficially owned by them (other than certain shares sold by them in the Company's initial public offering) for a period of two years from the effective date of the initial public offering. There can be no assurance that Nasdaq will not request further restrictions in the future, or that any other securities exchange on which the Company desires to list its securities will not request similar or more onerous restrictions.

   HOLDERS: As of June 12, 1997, there were approximately 47 holders of the Common Stock (including CEDE & Co. on behalf of numerous other beneficial owners) and 12 holders of the

Warrants.

   DIVIDENDS: The Company has not paid any cash dividends on its Common Stock since inception and does not expect to declare or pay any dividends in the foreseeable future. The Company presently anticipates that all earnings will be retained to finance the continued growth and development of the Company's business. Any future determination as to the payment of cash dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA


                                                Year          Year      February 14, 1995
                                               Ended         Ended        (Inception) -
                                             March 31,     March 31,        March 31,
                                                1997          1996            1995
                                            -----------   -----------   -----------------
Statement of Operations Data:

  Net sales                                 $35,372,386   $25,832,323               $--

  Operating income (loss)                       450,395       975,566            (43,926)

  Net income (loss)                             136,260       501,429            (43,926)

  Net income (loss) per common share:
    Primary                                        0.03          0.19              (0.05)
    Fully diluted                                  0.03          0.16              (0.05)

  Weighted average common shares outstanding
    Primary                                   2,345,419     2,164,916            963,482
    Fully diluted                             2,345,419     3,077,742            963,482


Balance Sheet Data:

                                             March 31,     March 31,        March 31,
                                                1997          1996            1995
                                            -----------   -----------   -----------------

  Working capital                            $7,191,854    $2,362,245         $1,224,408
  Total assets                               10,034,842     5,209,550          1,409,276
  Long-term debt                                 16,797       425,143                --
  Preferred stock                                  --         828,030            685,000
  Shareholders' equity                        7,461,770     1,238,143            581,074

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


The following is a discussion of the financial condition and results of operations of the Company for the years ended March 31, 1997 and 1996,
respectively.   A comparison of the financial condition and results of
operations of the Company for the year ended March 31, 1996 and the period February 14, 1995 (inception) to March 31, 1995 has not been included in this discussion because the Company believes that such a comparison would not be meaningful due to the Company's limited operations during the period February 14, 1995 to March 31, 1995.

Overview

The Company was incorporated in Delaware in February 1995 to design, manufacture and market high quality, popular priced sportswear for women. From inception through March 31, 1995, the Company focused primarily on setting-up manufacturing operations primarily through contractors, establishing sources of supply, leasing showroom and office premises, raising capital and establishing credit from key suppliers and factors.

Management's primary goal was to be recognized as a key resource to its target customers. Market penetration was achieved through aggressive pricing, established relationships within the industry and experience in predicting fashion trends. In response to customer buying patterns, the Company, which began production and shipping in April 1995, significantly increased the amount of woven sportswear being produced and sold. Sales volume expanded rapidly throughout the Company's first full fiscal year which ended March 31, 1996 and continued to accelerate in the year ended March 31, 1997.

The Company expanded its import sales and mail order sales groups in fiscal 1997. In doing so, these sales groups accounted for approximately 21% and 7% of sales, respectively.

Results of Operations

The following table set forth for the fiscal years indicated, the Company's statements of operation data as a percentage of net sales.

                                               Year Ended
                                               March 31,
                                       --------------------------
                                        1997                1996
                                       ------              ------

     Net sales                         100.0%              100.0%
     Cost of sales                      82.2                81.8
                                       -----               -----

         Gross profit                   17.8                18.2
     Operating expenses                 16.5                14.4
                                       -----               -----

         Income from operations          1.3                 3.8
     Other expenses                      0.7                 0.2
                                       -----               -----

         Income before income taxes      0.6                 3.6
     Provision for income taxes          0.2                 1.7
                                       -----               -----

         Net income                      0.4%                1.9%
                                       =====               =====

Net sales of $35.3 million in the year ended March 31, 1997 represented an increase of $9.5 million, or 37% over net sales of $25.8 million in the year ended March 31, 1996. The increase in net sales was primarily attributable to expansion of the customer base and increased volume from existing customers. The expansion of the customer base includes approximately $8.3 million in net sales to Charming Shoppes and Deb Shops which were not customers during the year ended March 31, 1996. Increased volume to Brylane, Petrie and Bradlees, among others, accounted for the balance of the sales increase.

The Company's gross profit increased $1.6 million, or 33.6% to $6.3 million for the year ended March 31, 1997 from $4.7 million for the year ended March 31, 1996. Gross profit margin decreased to 17.8% in the year ended March 31, 1997 from 18.2% in the year ended March 31, 1996. The decrease in gross profit margin resulted primarily in the fourth quarter of the year as allowances to customers increased. This was attributable to certain production and shipping problems resulting from a sudden sharp increase in sales during the fourth quarter. The Company believes it has adequately addressed the problems resulting from this sales increase.

Operating expenses, including all transactions with the factor, increased $2.1 million, or 56.5% to $5.8 million in the year ended March 31, 1997 from $3.7 million in the year ended March 31, 1996. The increase was primarily due to an increase of $989,000 in payroll and related costs, including $430,000 in increased selling salaries and $194,000 in increased warehouse and shipping salaries which are impacted by increased sales volume. The Company's results also include increases of $157,000 attributable to additional fixed costs (including rent, depreciation and insurance) relating to the expansion of office and storage space. Factoring costs increased $535,000 relating to commissions on higher sales volume, and additional borrowing for working capital needs. The increased level of operating expenses incurred during the year ended March 31, 1997 also reflected anticipated further expansion of the Company's business, not all of which was achieved as expected during the period.

As a result of the above factors, income from operations decreased $525,000 to $451,000 in the year ended March 31, 1997 from $976,000 in the year ended March 31, 1996.

Other expenses increased by $199,000 in the year ended March 31, 1997 from $42,000 in the year ended March 31, 1996 resulting primarily from interest expense (including amortization of debt discount) and offering costs on promissory notes issued in November 1995 and August 1996. These notes were repaid from the proceeds of the Company's initial public offering.

For the fiscal year 1997 income tax expense as a percentage of pre-tax income decreased from 46.3% to 34.8% compared to fiscal 1996. The decrease results primarily from applying the normal statutory tax rates to the lower income level.

Liquidity and Capital Resources

Since its formation, the Company has financed its operations and met its capital requirements primarily through funds raised from its founders, three private placement offerings, as well as borrowings under its factoring arrangement, vendor financing and, to a lesser extent, equipment financing. In March 1997, the Company completed an initial public offering of investment units resulting in proceeds, net of underwriting discounts and offering costs, of $5,352,000. These financing activities provided net cash of $718,000 in fiscal 1995, $1.3 million in fiscal 1996 and $4.6 million in fiscal 1997.

Operating activities used net cash of $154,000 in fiscal 1995, $1.7 million in fiscal 1996 and $3.9 million in fiscal 1997. The principal uses of operating cash are to purchase fabric and manufacture its products, and reduced reliance on the factor for advances against accounts receivable. Inventory levels increased as a result of the corresponding increased production to support the growth in sales. Furthermore, the addition of import and mail order divisions during fiscal 1996 required funds for personnel, product development and additional space costs in fiscal 1996 and 1997.

The Company's capital expenditures totalled $9,000, $122,000 and $175,000 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. These capital expenditures were for office equipment, computer and improvements to leased premises. Subsequent to March 31, 1997, additional capital expenditures to purchase a new CAD/CAM system for design and manufacturing were approximately $218,000.

The Company believes that existing cash, anticipated cash flow from operations and availability of advances under its factoring agreement will be sufficient to support the Company's operations for at least the next 12 months. There can be no assurance, however, that the Company's cash requirements during this period will not exceed its available resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not Applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-12 annexed hereto. All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                               JENNA LANE, INC.

                         INDEX TO FINANCIAL STATEMENTS




                                                                          Page
                                                                          ----

 Independent Auditors' Report                                              F-2

 Balance Sheets - March 31, 1997 and 1996                                  F-3

 Statements of Operations - Years Ended March 31, 1997 and 1996
   and the Period February 14, 1995 (Inception) to March 31, 1995          F-4

 Statements of Shareholders' Equity - Years Ended March 31, 1997 and
   1996 and the Period February 14, 1995 (Inception) to March 31, 1995     F-5

 Statements of Cash Flows - Years Ended March 31, 1997 and 1996 and
   the Period February 14, 1995 (Inception) to March 31, 1995              F-6

 Notes to Financial Statements                                        F-7 - F-12

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Jenna Lane, Inc.


We have audited the accompanying balance sheets of Jenna Lane, Inc. as of March 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1997 and 1996 and the period February 14, 1995 (inception) to March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jenna Lane, Inc. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 and the period February 14, 1995 (inception) to March 31, 1995 in conformity with generally accepted accounting principles.




                                   EDWARD ISAACS & COMPANY LLP



New York, New York
May 19, 1997

                               JENNA LANE, INC.

                                BALANCE SHEETS


                                                                                        March 31,
                                                                             --------------------------------
                                                   ASSETS                        1997              1996
                                                                             --------------    --------------
Current Assets:
    Cash                                                                        $  548,319        $    1,250
    Due from factor                                                              4,954,462         2,100,709
    Inventories                                                                  3,632,913         2,782,135
    Prepaid income taxes                                                           182,989                 -
    Prepaid expenses and other                                                     353,446           138,385
    Deferred income taxes                                                           26,000            29,000
                                                                             --------------    --------------

         Total Current Assets                                                    9,698,129         5,051,479
                                                                             --------------    --------------

Property and Equipment:
    Furniture and equipment                                                        206,486           121,493
    Leasehold improvements                                                          99,755            10,549
                                                                             --------------    --------------

                                                                                   306,241           132,042
    Less: Accumulated depreciation                                                  63,437            15,360
                                                                             --------------    --------------

         Property and Equipment, net                                               242,804           116,682
                                                                             --------------    --------------

Other Assets:
    Security deposits and other                                                     93,909            41,389
                                                                             --------------    --------------

         Total Assets                                                          $10,034,842        $5,209,550
                                                                             ==============    ==============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                           $ 2,204,555        $2,371,354
    Accrued expenses                                                               287,823           158,618
    Income taxes payable                                                                 -           157,000
    Current maturities of long-term debt                                            13,897             2,262
                                                                             --------------    --------------

         Total Current Liabilities                                               2,506,275         2,689,234
                                                                             --------------    --------------

Long-Term Debt                                                                      16,797           425,143
                                                                             --------------    --------------

Deferred Income Taxes                                                               50,000            29,000
                                                                             --------------    --------------

Series A Convertible Preferred Stock
    $.01 par value, 2,000,000 shares authorized; issued and
    outstanding, 500,000 shares net of issuance costs of $171,970                        -           828,030
                                                                             --------------    --------------

Shareholders' Equity:
    Common stock, $.01 par value; 18,000,000 shares
      authorized; issued and outstanding 4,290,000
      and 1,979,048 shares, respectively                                            42,900            19,790
    Capital in excess of par value                                               7,063,733           804,850
    Unearned compensation, performance shares                                      (63,626)          (44,000)
    Retained earnings                                                              418,763           457,503
                                                                             --------------    --------------

         Total Shareholders' Equity                                              7,461,770         1,238,143
                                                                             --------------    --------------

         Total Liabilities and Shareholders' Equity                            $10,034,842        $5,209,550
                                                                             ==============    ==============

                                     See notes to financial statements.

                               JENNA LANE, INC.

                           STATEMENTS OF OPERATIONS



                                                                         For the Period
                                                                          February 14,
                                                                              1995
                                            Year Ended March 31,         (Inception) to
                                           ---------------------------      March 31,
                                               1997           1996           1995
                                            -----------    -----------   --------------
Net Sales                                   $35,372,386    $25,832,323         $  --

Cost of Sales                                29,087,860     21,128,147            --
                                            -----------    -----------   --------------
    Gross Profit                              6,284,526      4,704,176            --
                                            -----------    -----------   --------------
Operating Expenses:
  Selling and shipping                        2,677,473      1,862,864            --
  General and administrative                  2,093,504      1,337,586         43,926
  Factor charges and interest                 1,063,154        528,160            --
                                            -----------    -----------   --------------
    Total Operating Expenses                  5,834,131      3,728,610         43,926
                                            -----------    -----------   --------------
    Operating Income (Loss)                     450,395        975,566        (43,926)
                                            -----------    -----------   --------------
Other Expenses:
  Interest expense - promissory notes           184,167         41,573            --
  Amortization of deferred financing costs       57,297            --             --
                                            -----------    -----------   --------------
    Total Other Expenses                        241,464         41,573            --
                                            -----------    -----------   --------------
    Income (Loss) Before Income Taxes           208,931        933,993        (43,926)

Provision for Income Taxes                       72,671        432,564            --
                                            -----------    -----------   --------------
    Net Income (Loss)                          $136,260       $501,429       $(43,926)
                                            ===========    ===========   ==============
Net Income (Loss) Per Common Share:
  Primary                                         $0.03          $0.19        $(0.05)
                                            ===========    ===========   ==============
  Fully diluted                                   $0.03          $0.16        $(0.05)
                                            ===========    ===========   ==============






                      See notes to financial statements.

                               JENNA LANE, INC.

                      STATEMENTS OF SHAREHOLDERS' EQUITY



                                                  Common Stock        Capital in                 Retained
                                             ----------------------    Excess of    Unearned     Earnings
                                               Shares        Amount    Par Value   Compensation  (Deficit)        Total
                                             ---------      -------   ----------     ---------    ---------    -----------
Issuance of common stock                     1,190,476     $ 11,905   $  613,095                               $  625,000

Issuance of performance shares                 571,429        5,714       69,286     $(75,000)                        -

Net loss                                           -            -            -            -       $(43,926)       (43,926)
                                             ---------      -------   ----------     ---------    ---------    -----------
Balance at March 31, 1995                    1,761,905       17,619      682,381      (75,000)     (43,926)       581,074

Issuance of common stock                       285,714        2,857      122,143          -            -          125,000

Amortization of unearned compensation              -            -            -         31,000          -           31,000

Repurchase of performance shares               (68,571)        (686)         326          -            -             (360)

Net income                                         -            -            -            -        501,429        501,429
                                             ---------      -------   ----------     ---------    ---------    -----------
Balance at March 31, 1996                    1,979,048       19,790      804,850      (44,000)     457,503      1,238,143

Issuance of common stock and warrants        1,290,000       12,900    5,339,143          -            -        5,352,043

Issuance of performance shares                 125,714        1,257       75,963      (77,220)         -              -

Conversion of preferred stock                  952,381        9,524      818,506          -            -          828,030

Repurchase of performance shares               (57,143)        (571)         271          -            -             (300)

Amortization of unearned compensation              -            -            -         57,594          -           57,594

Issuance of warrants                               -            -         25,000          -            -           25,000

Net income                                         -            -            -            -        136,260        136,260

Dividends paid on preferred stock                  -            -            -            -       (175,000)      (175,000)
                                             ---------      -------   ----------     ---------    ---------    -----------
Balance at March 31, 1997                    4,290,000      $42,900   $7,063,733     $(63,626)    $418,763     $7,461,770
                                             =========      =======   ==========     =========    =========    ===========

                      See notes to financial statements.

                               JENNA LANE, INC.

                           STATEMENTS OF CASH FLOWS

                                                                                                         For the Period
                                                                                                          February 14,
                                                                                                              1995
                                                                                                         (Inception) to
                                                                               Year Ended March 31,         March 31,
                                                                               --------------------
                                                                               1997            1996           1995
                                                                               --------    --------       -------------
Operating Activities:
  Net income (loss)                                                     $     136,260     $   501,429        $ (43,926)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                           166,436          46,360                -
      Deferred income taxes                                                    24,000               -                -
      Amortization of debt discount                                           104,167          20,833                -
      Increase (decrease) in cash attributable to changes in assets and liabilities:
          Due from factor                                                  (2,853,753)     (2,100,709)               -
          Inventories                                                        (850,778)     (2,680,058)        (102,077)
          Prepaid income taxes                                               (182,989)              -                -
          Prepaid expenses and other                                         (215,061)       (114,239)         (24,146)
          Other assets                                                              -          (9,098)               -
          Accounts payable                                                   (166,799)      2,371,354                -
          Accrued expenses                                                    129,205         142,916           15,702
          Income taxes payable                                               (157,000)        157,000                -
                                                                          -----------     -----------        ---------
      Net Cash Used In Operating Activities                                (3,866,312)     (1,664,212)        (154,447)
                                                                          -----------     -----------        ---------
Investing Activities:
  Capital expenditures                                                       (143,374)       (115,329)          (9,375)
  Security deposits                                                           (54,488)              -          (32,291)
                                                                          -----------     -----------        ---------
      Net Cash Used In Investing Activities                                  (197,862)       (115,329)         (41,666)
                                                                          -----------     -----------        ---------
Financing Activities:
  Issuance of common stock, net of offering costs                           5,352,043               -          625,000
  Issuance of preferred stock                                                       -         900,000                -
  Issuance of units                                                           500,000         500,000                -
  Repayment of notes payable                                               (1,000,000)              -                -
  Proceeds from shareholder /director loan                                          -         100,000                -
  Repayment of shareholder/director loan                                            -        (100,000)               -
  Principal payments on equipment notes payable                                (8,203)           (766)               -
  Repurchase of performance shares                                               (300)           (360)               -
  Issuance of convertible note                                                      -               -          100,000
  Offering costs (preferred stock and units)                                  (57,297)       (139,470)          (7,500)
  Dividends paid                                                             (175,000)              -                -
                                                                          -----------     -----------        ---------
      Net Cash Provided By Financing Activities                             4,611,243       1,259,404          717,500
                                                                          -----------     -----------        ---------
      Net Increase (Decrease) In Cash                                         547,069        (520,137)         521,387

Cash at beginning                                                               1,250         521,387                -
                                                                          -----------     -----------        ---------
      Cash at end                                                       $     548,319     $     1,250        $ 521,387
                                                                          ===========     ===========        =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                                         $     595,592     $   236,834        $       -
                                                                          ===========     ===========        =========
  Income taxes paid                                                     $     391,018     $   275,564        $       -
                                                                          ===========     ===========        =========
Noncash Transactions:
  Equipment notes payable for the acquisition of equipment              $      32,325     $     7,338        $       -
                                                                          ===========     ===========        =========
  Issuance of common stock for services in connection with
    preferred stock offering                                            $           -     $    25,000        $       -
                                                                          ===========     ===========        =========
  Issuance of performance shares                                        $      77,220     $         -        $  75,000
                                                                          ===========     ===========        =========
  Conversion of Series A Convertible Preferred Stock to Common Stock    $     828,030     $         -        $       -
                                                                          ===========     ===========        =========

                      See notes to financial statements.

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES

    Business:

    The Company, organized in the State of Delaware in February, 1995, designs and manufactures (through contractors) and imports women's sportswear for the domestic retail market.

    Inventories:

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    Income Taxes:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, primarily depreciation, inventory costs capitalized and deferred compensation.

    Property and Equipment:

    Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives
    of five years.   Leasehold improvements are amortized over their respective lives or the terms of the applicable leases whichever is shorter.

    Stock-Based Compensation Plans:

    Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits either the recognition of compensation cost for the estimated fair value of employee stock-based compensation arrangements on the date of grant, or the disclosure in the notes to the financial statements of the pro forma effects on net income and earnings per share, determined as if the fair value-based method had been applied in measuring compensation cost. The Company has adopted the disclosure option and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock incentive plan.

    Net Income (Loss) Per Common Share:

    Net income (loss) per share has been computed in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. The SAB requires that common shares issued by the Company in the twelve months immediately preceding a proposed public offering plus the number of common equivalent shares which became issuable during the same period pursuant to the grant of warrants and stock options (using the treasury stock method) at prices substantially less than the initial public offering price be included in the calculation of common stock and common stock equivalent shares as if they were outstanding for all periods presented.

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

    Primary net income (loss) per share is computed by dividing net income, after deducting preferred dividend requirements, by the weighted average number of common shares outstanding during the period plus the weighted average common stock equivalents. Common stock equivalents consist of shares subject to stock options and warrants. Fully diluted net income per share is computed based on the assumption that all of the convertible preferred shares are converted into common shares from date of issuance (if
    - converted method). In 1997, the convertible preferred shares were anti-dilutive. The primary weighted average number of common and equivalent shares outstanding was 2,345,419, 2,164,916 and 963,482 for 1997, 1996 and
    1995. The fully diluted weighted average number of common and equivalent shares outstanding was 2,345,419, 3,077,742 and 963,482 for 1997, 1996 and
    1995.

    Stock Dividend:

    In July 1996, the Board of Directors authorized a 1.9047619 for one stock split of the Common Stock to be effected in the form of a stock dividend. All share and per share data have been restated in these financial statements for all periods presented to reflect this stock split.

    Use of Estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

2.  DUE FROM FACTOR

    The Company has an agreement with a factor, whereby substantially all its accounts receivable are sold to a factor on a pre-approved non-recourse basis (except as to customer claims). Factoring commissions are charged at the rate of .75%.

3.  INVENTORIES

    Inventories consist of the following:
                                                             MARCH 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------

          Raw materials                                 $2,063,783  $1,677,410
          Work-in-process                                  435,937     747,060
          Finished goods                                 1,133,193     357,665
                                                        ----------  ----------

                                                        $3,632,913  $2,782,135
                                                        ==========  ==========

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS


4.  SERIES A CONVERTIBLE PREFERRED STOCK

    Pursuant to a private placement offering in March 1995, the Company issued 500,000 shares of Series A Convertible Preferred Stock in April 1995. The placement agent received 95,238 shares of common stock as part of its compensation in connection with the offering.

    The Series A Convertible Preferred Stock was converted in March 1997 into 952,381 common shares effective with the completion of the Company's initial public offering of common stock.

    In April 1996, the Company declared and paid an annual dividend of $.20 per share ($100,000) to the shareholders of preferred stock.

    In June 1996, October 1996 and January 1997, the Company declared and paid a quarterly dividend of $25,000 to the shareholders of preferred stock.

5.  UNEARNED COMPENSATION - PERFORMANCE SHARES

    In March 1995, the Company issued 571,429 shares of common stock (514,286 to management executives and 57,143 to a director of the Company) at a value of $75,000 ($.13 per share), as compensation, which shares are subject to repurchase by the Company at par value ($.01 per share) in the event the Company does not achieve certain annual pre-tax earnings. In February 1996, the Company repurchased at par value 68,571 shares from an executive who terminated his employment. In June, 1996 the Company issued 125,714 additional performance shares at a value of $77,220 ($.61 per share) and repurchased 57,143 shares at par value. Unearned compensation is recorded based on the fair value of the shares issued and is being amortized to March 1998 under the straight-line method. Amortization of unearned compensation for the years ended March 31, 1997 and 1996 was $57,594 and $31,000, respectively.

6.  INCOME TAXES

    The provision for income taxes consists of the following:

                                                         MARCH 31,
                                                 --------------------------
                                                  1997      1996      1995
                                                 ------  ----------  ------
     Current:
       Federal                                  $22,970   $ 320,000  $   -
       State                                     25,701     112,564      -
     Deferred                                    24,000           -      -
                                                -------   ---------   -----

                                                $72,671   $ 432,564  $   -
                                                =======   =========  ======

    Reconciliation of the statutory federal income tax rate to the Company's effective tax rate are as follows:
                                                          MARCH 31,
                                                 --------------------------
                                                  1997     1996       1995
                                                 ------   ------     ------

     Statutory federal income tax rate            34.0%    34.0%         -%
     State income taxes, net of federal benefit    8.1      7.9          -
     Other                                        (7.3)     4.4          -
                                                 -----   ------      ------

     Effective income tax rate                    34.8%    46.3%         -%
                                                 =====   ======      ======

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS



6.  INCOME TAXES (CONTINUED)

    Significant components of the Company's deferred tax assets and liabilities as of March 31, 1997 and 1996 are summarized as follows:

                                                         MARCH 31,
                                                 ------------------------
                                                    1997          1996
                                                 ---------     ----------

    Current deferred tax asset - inventory         $26,000      $ 29,000
                                                   =======      ========

    Noncurrent deferred tax liabilities:
     Depreciation                                   29,000        10,000
     Unearned compensation                          21,000        19,000
                                                    ------      --------

    Noncurrent deferred tax liabilities            $50,000      $ 29,000
                                                   =======      ========

7.  LONG-TERM DEBT

    Long-term debt consists of the following:
                                                         MARCH 31,
                                                 -----------------------
                                                    1997          1996
                                                 ---------      --------

    10% promissory notes, net of discount
      of $79,167 (a)                             $     -        $420,833
    Equipment notes payable                       30,694           6,572
                                                 -------        --------

                                                  30,694         427,405
    Less: Current maturities                      13,897           2,262
                                                 -------        --------

                                                 $16,797        $425,143
                                                 =======        ========

    (a) In November 1995, the Company raised $500,000 upon the issuance of 50 units pursuant to a private placement offering. Each unit consisted of 2,000 shares (3,810 shares giving effect to the stock dividend) of common stock and a $10,000 promissory note. Common stock was credited for $100,000, representing the fair value of the shares, and the promissory notes were credited for $400,000. The $100,000 ascribed to the common stock has been reflected as a discount on the notes. Amortization of debt discount for the years ended March 31, 1997 and 1996 was $104,167 and $20,833, respectively (inclusive of $25,000 pertaining to the Bridge Notes - see Note 10). The notes, originally due November 1997 were repaid in March 1997 from the proceeds of the Company's initial public offering.

    Maturities of long-term debt are $12,886 in 1999 and $3,911 in 2000.

    The fair value of the long-term debt approximates the carrying value based on current rates for equipment obligations.

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS


8.  COMMITMENTS AND CONTINGENCIES

    Leases:

    The Company leases office and showroom space and equipment under leases extending to 2002. The leases provide for payment by the Company of taxes and other expenses. Rent expense was approximately $358,000 and $172,000 for the years ended March 31, 1997 and 1996.

    Minimum rental payments under noncancellable operating leases are as follows:

    Fiscal year ending March:

               YEAR                             AMOUNT
               ----                             ------

               1998                          $  415,000
               1999                             315,000
               2000                             294,000
               2001                             275,000
               2002                              37,000
                                             ----------

                                             $1,336,000
                                             ==========
    Employment Agreements:

    In February 1997, the Company executed amended and restated three year employment agreements with two of its executives which, among other things, provide for aggregate annual base compensation of $500,000 and minimum bonuses plus profit participation, as defined. The Company previously issued 514,286 shares of common stock to the executives, designated as "Performance Shares" (see Note 5).

    Letters of Credit:

    At March 31, 1997, the Company was contingently liable for open letters of credit aggregating approximately $1,309,000.

9.  SALES TO MAJOR CUSTOMERS

    For the year ended March 31, 1997, one customer accounted for approximately 18% of sales. For the year ended March 31, 1996, three customers each accounted for approximately 14%, 13% and 10% of sales, respectively.

10. ISSUANCE OF NOTES AND WARRANTS

    On August 16, 1996, pursuant to a unit purchase agreement (Bridge Financing), the Company issued an aggregate of $500,000 (principal amount) 10% notes and 1,000,000 warrants. The Bridge Notes were repaid in March 1997 from the proceeds of the Company's initial public offering. The warrants to purchase 1,000,000 shares of common stock at an exercise price of $7 per share, subject to adjustment, are exercisable for a period of three years. The warrants contain various redemption and other provisions.

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS



11. INITIAL PUBLIC OFFERING

    In March 1997, the Company completed an initial public offering of 690,000 units, at a public offering price of $10.125 per unit. Each unit consists of two shares of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7, subject to adjustment, at any time until March 2000. The net proceeds from the offering of approximately $5,352,000 were used to repay debt, acquire equipment and for general corporate purposes.

12. STOCK INCENTIVE PLAN

    In August 1996, the Company adopted an Incentive Stock Option Plan for employees (the Plan). The Plan permits the issuance of stock options to selected employees (and consultants) of the Company. The Company reserved 600,000 shares of common stock for grant. Options granted may be either nonqualified or incentive stock options and will expire not later than 10 years from the date of grant. In August 1996, options for 100,000 shares were granted and are exercisable at $3 per share. In March 1997, options for 197,492 shares (including options for 14,166 shares outside the Plan) were granted and are exercisable (subject to vesting provisions) at $5 per share.

    Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share in 1997 would have been reduced to the pro forma amounts indicated below:

    Net income - as reported          $136,260
    Net income - pro forma            $121,738
    Earnings per share:
       Primary - as reported          $    .03
       Primary - pro forma            $    .02

       Fully diluted - as reported    $    .03
       Fully diluted - pro forma      $    .02

    The fair value of each stock option grant has been estimated on the date of grant using the minimum value calculation for the options issued prior to the Company going public, and the Black-Scholes option pricing model for all other options with the following weighted-average assumptions:

    Risk-free interest rate        6.1%
    Expected life                  3.5 years
    Expected volatility             23%
    Expected dividend yield          0%

    The weighted-average grant date fair values of options granted during 1997 was $1.12.

13. 401(K) PLAN

    In August 1996, the Company adopted a 401(k) profit sharing plan for eligible employees which provides for elective salary deferrals by employees and discretionary profit sharing contributions by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following sets forth certain information with respect to the directors, executive officers and key employees of the Company.

Name                   Age                             Position(s)
---------------------  ---  -----------------------------------------------------------------

Mitchell Dobies         38  President, Treasurer, Co-Chief Executive Officer and Director

Charles Sobel           36  Co-Chief Executive Officer, Executive Vice President and Director

Eric Holtz              31  Director of Import Sales Group

Kathleen A. Dressel     31  Secretary

Jeffrey Marcus          43  Chief Financial Officer

Mitchell Herman         45  Director

Jay M. Haft             61  Chairman of the Board of Directors

Gerald Cohen            64  Director

   Directors of the Company are elected annually at the annual meeting of stockholders and serve until the next annual meeting and until their successors are elected and qualify. Under the Company's By-laws, the number of directors constituting the entire Board of Directors shall be fixed, from time to time, by the directors then in office or by the stockholders. The directors may, however, decrease or increase the number of directors by majority action without soliciting stockholder approval. If the number of directors is not fixed, the number shall be four.

   Walsh Manning Securities, LLC, the underwriter of the Company's initial public offering ("Underwriter"), has the right to nominate one member of the Board of Directors for a period of two years from the closing of the offering.

   As a condition to listing the Company's securities on Nasdaq, the Company was required to ensure that independent directors represent a majority of the members of the Board of Directors, and for one such independent director to serve as Chairman. Messrs. Herman, Cohen and Haft, each an independent director, represent a majority of the Board of Directors, and Mr. Haft serves as Chairman of the Board of Directors. There can be no assurance that Nasdaq will not request further restrictions in the future, or that any other securities exchange on which the Company desires to list its securities will not request similar or more onerous restrictions.

   MITCHELL DOBIES. Mr. Dobies is President, Co-Chief Executive Officer, Treasurer, and a director of the Company. Prior to founding Jenna Lane, Inc., Mr. Dobies had extensive experience in apparel manufacturing and operation with both major organizations and entrepreneurial operations. From 1986 until 1995 Mr. Dobies was President and Chief Executive Officer of CR & ME, Ltd. ("CR & ME"), a vertically integrated domestic manufacturer of cut and sewn knit sportswear. Upon information and belief, that Company has filed for liquidation
under Chapter 7 of the United States Code (i.e. the bankruptcy code).   From
1984 to 1986 he was Director of Operations of the Mens Division of Izod LaCoste, a division of General Mills. From 1982 to 1984 he was a shareholder and general manager of Necessary Objects, a moderate priced domestic manufacturer of women's apparel, of which he was the founder. From 1979 to 1981 he was a buyer for a retail chain specializing in junior apparel. See also, "Certain Legal Issues Concerning Management," below.

   CHARLES SOBEL. Charles Sobel is Co-Chief Executive Officer, Executive Vice President and a director of the Company, and is in charge of all aspects of sales and merchandising. Mr. Sobel, a founder of the Company, has more than 13 years of experience in selling women's apparel and maintains an extensive network of relationships with the senior management of most retail chains. From January, 1994 until February, 1995 Mr. Sobel was Executive Vice President of CR & ME. Upon information and belief, that Company has filed for liquidation under Chapter 7 of the United States Code (i.e. the bankruptcy code). From September, 1992 until joining CR & ME he was the Vice President and Sales Manager for the Women's Wear Division of Gitano Corporation. From 1982 to 1992 he was a Principal and Sales Manager of Style Up of California, a manufacturer of women's apparel and a division of Breton Industries.

   ERIC HOLTZ. Mr. Holtz, Director of the Import Sales Group, has been with the Company since January 1996. From December 1994 to January 1996, he was President of the Denim Division of Miss Juli Apparel. From 1992 through December 1994, Mr. Holtz was a sales representative for Pellini/True Blue.

   KATHLEEN A. DRESSEL. Ms. Dressel, Secretary of the Company, has been Operations Manager of the Company since its inception in March 1995. From September 1994 through March 1995, she was an Executive Assistant at CR & ME. From April 1986 through September 1994 she was an Administrative Assistant to the Senior Vice President of Merchandising of Jamesway Corporation, a regional discount department store.

   JEFFREY MARCUS. Mr. Marcus was named Chief Financial Officer of the Company in April 1996. Mr. Marcus has 20 years of experience in public and private accounting. From 1991 to April 1996, he was Vice President of Finance and Administration for Biscayne Apparel International, Inc., a manufacturer and
importer of women's and children's outerwear.   In addition, Mr. Marcus was
Managing Director of Mackintosh (UK) Limited, a foreign subsidiary of Biscayne. Prior to that, from 1981 to 1991, he was a Vice President and Controller within the Biscayne organization. Mr. Marcus is a certified public accountant and a member of the American Institute of Certified Public Accountants and of the New Jersey Society of Certified Public Accountants.

   MITCHELL HERMAN. Mr. Herman became a director in March 1997. Since 1995, he has been Sales Manager of By Design, an apparel manufacturer. From 1990-1995, he was Sales Manager of E.S. Sutton, a manufacturer of knitwear. He also has previously been associated with Bradlees Department Stores, Jefferson Ward Stores and J.W. Mays.

   GERALD COHEN. Mr. Cohen became a director in March 1997. He is a certified public accountant and attorney who for the past five years has acted primarily as a financial consultant advising businesses in business combinations and formations and general advisory work. He has previously served on the boards of directors of more than 12 public companies and several private companies. Mr. Cohen formerly served as personal accountant to Charles Sobel.

   JAY M. HAFT. Mr. Haft became a director and Chairman of the Board in March 1997. Mr. Haft is a strategic and financial consultant for growth stage companies. He is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "I" Venture Fund, a domestic and international venture capital fund, respectively. Mr. Haft also is a director of numerous public and private corporations, including Robotic Vision Systems, Inc., Noise Cancellation Technologies, Inc., Extech Inc.,Healthcare Acquisition Corp., Viragen, Inc., PC Service Source, Inc., DUSA Pharmaceuticals, Inc. and Oryx Technology Corp. He serves as Chairman of the Board of Noise Cancellation Technologies, Inc., Extech, Inc. and Healthcare Acquisition Corp. He is also a member of the Florida Commission on Government Accountability to the People. He is currently of counsel to Parker Duryee Rosoff & Haft, a New York City law firm. He was previously a senior partner of that firm from 1989-1994, and prior to that was a founding partner of Wofsey, Certilman, Haft, et al, from 1966-1988. He is a graduate of Yale College and Yale Law School.

CERTAIN LEGAL ISSUES CONCERNING MANAGEMENT

    In 1991, Mr. Dobies was convicted by a state court in Essex County, New Jersey, of theft in the third degree (a low-grade felony) of certain materials from a contractor of CR & ME, his former employer. Mr. Dobies agreed to a plea bargain, after which he received probation and community service. Mr. Dobies maintains that the only items he removed from the supplier's location were those owned by CR & ME, but did not believe it was in his or CR & ME's best interest to pursue a trial in the matter.

   As a condition to listing the Company's securities on Nasdaq, the Company is required to ensure that (i) independent directors represent a majority of the members of the Board of Directors, and for one such independent director to serve as Chairman and (ii) Messrs. Dobies and Sobel agree not to sell or otherwise dispose of any securities of the Company beneficially owned by them (other than certain shares sold by them in the Company's initial public offering) for a period of two years from the effective date of the initial public offering. There can be no assurance that Nasdaq will not request further restrictions in the future, or that any other securities exchange on which the Company desires to list its securities will not request similar or more onerous restrictions.

RESTRICTIONS CONTAINED IN AGREEMENTS WITH FORMER EMPLOYER

   Mr. Dobies has entered into an agreement with the shareholders of CR & ME, and Mr. Sobel has entered into an agreement with CR & ME, both of which agreements were in connection with their termination of employment with CR & ME in early 1995 and certain other matters. Since Messrs. Dobies and Sobel's departure from CR & ME, upon information and belief, that company has filed for liquidation under Chapter 7 of the United States Code (i.e. the bankruptcy code). Mr. Sobel's agreement (pursuant to which his employment was terminated) provides that he must "refrain from actively seeking other employment" during the eight week period which ended on March 3, 1995 and that during that period he may not attend interviews with competing employers. Management believes that Mr. Sobel neither attended an interview with the Company nor did he actively seek employment with the Company during this period. An action brought by Mr. Sobel against CR & ME and its principals, which included certain counterclaims by the principals, was settled with prejudice. CR & ME has commenced adversary proceedings (akin to litigation within a bankruptcy proceeding) against Messrs. Dobies and Sobel alleging, among other things, that certain payments made to them by CR & ME were improper "insider" payments that must be returned. The Company is not named in these proceedings. The action against Mr. Sobel was settled with prejudice. Neither the Company nor Mr. Dobies can predict the outcome of such proceeding. In addition, both Mr. Dobies' and Mr. Sobel's agreements provide that they may not "induce or attempt to induce" any employee of CR & ME (or an affiliate thereof, in Mr. Dobies' case) to leave without prior approval from CR & ME's Board of Directors. The agreements state, however, that the individuals may hire any employee who has been discharged or has left of his or her own volition. To date, the Company has hired a number of former CR & ME employees, all of which employees the Company believes were terminated or discharged. Notwithstanding this, CR & ME might claim a violation of the foregoing provisions. Management believes, however, that if CR & ME is able to succeed in preventing the Company from hiring any individual formerly in its employ, the Company would not have great difficulty finding other qualified candidates to fill roles intended for any such individuals. Further, there can be no assurance that Messrs. Dobies and Sobel's actions prior to the date hereof might not be interpreted as inducing or attempting to induce certain of CR & ME's employees to join the Company.

DIRECTORS' COMPENSATION

   The Company currently pays $1,000 per meeting (plus travel and related expenses) to members of the Board of Directors who are not employees of the Company. On March 12, 1997, the Board of Directors granted 2,500 ten-year stock options, outside the Company's 1996 Incentive Stock Option Plan (the "Option Plan"), to each of Messrs. Haft, Herman and Cohen, which were effective on March 19, 1997.

   Further, in June 1996, the Company paid Lawrence Kaplan, a former director, compensation in the form of 57,143 shares of Common Stock designated as "Performance Shares" as an inducement for him to continue to serve as a director of the Company. With respect to the Performance Shares, (a) one-half of these shares ("One Half") shall be repurchased by the Company for the par value thereof in the event that the Company does not achieve net income before taxes ("Net Income") of at least $2.0 million during the period of April 1, 1997 through March 31, 1998 ("1998 Fiscal Year"), provided that (i) only one-half of such One Half shall be repurchased by the Company in the event that the Company achieves Net Income for the 1998 Fiscal Year of at least $1.5 million but less than $1.75 million, and (ii) only one-quarter of such One Half shall be repurchased by the Company in the event that the Company achieves Net Income for the 1998 Fiscal Year of at least $1.75 million but less than $2.0 million, and
(b) One Half shall be repurchased by the Company for the par value thereof in the event that the Company does not achieve Net Income of at least $2.5 million during the period of April 1, 1998 through March 31, 1999 ("1999 Fiscal Year"), provided that (x) only one-half of such One Half shall be repurchased by the Company in the event that the Company achieves Net Income for the 1999 Fiscal Year of at least $2.25 million but less than $2.5 million. Net Income, for purposes of the foregoing calculations, will exclude any tax deduction obtained by the Company solely on account of the issuance of the Performance Shares and all similar Performance Shares issued to directors and members of management of the Company. These shares, unlike the Performance Shares owned by Messrs. Dobies and Sobel (see "Item 11 - Executive Compensation," below), otherwise are not subject to vesting or any other requirement that Mr. Kaplan remain as a director of the Company for any specified period. In February 1997, Mr. Kaplan resigned as a director of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

   The Board of Directors includes an Audit Committee consisting of Messrs. Dobies, Haft and Cohen. The Audit Committee reviews (i) the Company's audit functions, (ii) with management, the finances, financial condition and interim financial statements of the Company, (iii) with the Company's independent auditors, the year end financial statements of the Company and (iv) the implementation of any action recommended by the independent auditors.

ITEM 11. EXECUTIVE COMPENSATION.

   The following Summary Compensation Table sets forth all cash compensation paid by the Company, as well as certain other compensation paid or accrued, to certain executive officers during the fiscal years ended March 31, 1997, 1996 and 1995. No other executive officer of the Company received salary and bonus compensation in excess of $100,000 during such fiscal years. The full Board of Directors of the Company determines all compensation with regard to the highest paid executives in the Company, taking into account such factors as they deem appropriate.

                                                  ANNUAL COMPENSATION          LONG TERM COMPENSATION
                                            --------------------------------  ------------------------
                                                                    Other       Restr.     Securities
                                                                    Annual      Stock      Underlying
Name,Principal Position             Year     Salary     Bonus       Comp.       Awards     Options
-------------------------------  ---------  --------  ----------  ----------  ----------  ------------

Mitchell Dobies                    1997     $216,346  $15,000(2)  $50,074(4)         --            (5)
President and Co-Chief             1996     $200,000  $15,000(2)  $36,760(4)         --            --
Executive Officer                  1995     $  7,692      -0-         -0-            (1)           --

Charles Sobel                      1997     $225,000  $57,000(2)  $50,074(4)         (3)           (5)
Executive Vice President           1996     $200,000  $15,000(2)  $36,760(4)         --            --
and Co-Chief Executive             1995     $  7,692      -0-         -0-            (1)           --
Officer

Eric Holtz                         1997     $150,000  $11,000(2)  $ 7,080(6)         --            (6)
Director of Import                 1996     $ 28,846      -0-     $ 1,689(6)         --            --
Sales Group                        1995(6)

____________________

(1)Messrs. Dobies and Sobel each received 222,857 Performance Shares in March 1995. There was no ascertainable closing market price of the Company's unrestricted stock on the date of grant. See "Employment Agreements," below.

(2)Includes cash bonuses accrued during the fiscal year in question but not paid until shortly after the end of the fiscal year in question.

(3)Mr. Sobel received 68,571 Performance Shares in June 1996. There was no ascertainable closing market price of the Company's unrestricted stock on the date of grant. See "Employment Agreements," below.

(4)Includes the following: (i) health insurance to these individuals and their families and (ii) an expense/auto allowance and expense reimbursement to Messrs. Dobies and Sobel of $2,500 per month each during the fiscal year ended March 31, 1996 and $3,500 per month each during the fiscal year ended March 31, 1997.

(5)On August 16, 1996, Messrs. Dobies and Sobel each were granted 25,000 options under the Option Plan which are exercisable at $3.00 per share and which have fully vested. On February 1, 1997, Messrs. Dobies and Sobel each were granted 25,000 options under the Option Plan which are exercisable at $5.00 per share and which vest ratably over a three-year period.

(6)Mr. Holtz was not employed by the Company during the fiscal year ended March 31, 1995. His employment with the Company commenced in January 1996. On August 16, 1996, Mr. Holtz was granted 50,000 options under the Option Plan which are exercisable at $3.00 per share and which have fully vested. On February 1, 1997, Mr. Holtz was granted 50,000 options under the Option Plan which are exercisable at $5.00 per share and which vest ratably over a three-year period. Other annual compensation includes health insurance for Mr. Holtz and his family.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           Percent of Total
                                                           Options Granted          Exercise
                                    Number Securities      to Employees in          or Base     Expiration  Grant Date
Name                                Underlying Option(#)   Fiscal Year              Price          Date     Value (3)
---------------------------  ----------------------------  -------------------     ---------    ---------  ----------


Mitchell
Dobies                                          25,000(1)                8.8%       $3.00        8/15/2006      $2.70
                                                25,000(2)                8.8%       $5.00        3/19/2007      $4.50

Charles
Sobel                                           25,000(1)                8.8%       $3.00        8/15/2006      $2.70
                                                25,000(2)                8.8%       $5.00        3/19/2007      $4.50

Eric
Holtz                                           50,000(1)              17.65%       $3.00        8/15/2006      $2.70
                                                50,000(2)              17.65%       $5.00        3/19/2007      $4.50
----------------------

(1) Represents options granted under the Option Plan on August 16, 1996.
(2) Represents options granted under the Option Plan on February 1, 1997 and effective March 19, 1997.
(3) Figures represent estimates made by the Company. There was no public market for the Company's securities on the date of grant.

   No options were exercised during the fiscal year ended March 31, 1997.


EMPLOYMENT AGREEMENTS

Mitchell Dobies and Charles Sobel

   Mr. Dobies and Mr. Sobel each has executed an Amended and Restated Employment Agreement, dated as of February 1, 1997, with the Company (the "Dobies/Sobel Agreements"), which provides for (i) a three-year term ending January 31, 2000 (automatically renewable thereafter from year to year if not terminated); (ii) a base salary of $225,000 (plus expense allowance of $3,500 monthly) through March 31, 1997, $250,000 (plus expense allowance of $3,500 monthly) during the 1998 Fiscal Year, $275,000 (plus expense allowance of $3,834 monthly) during the 1999 Fiscal Year and $300,000 (plus expense allowance of $4,167 monthly) for the period from April 1, 1999 through March 31, 2000; (iii) health insurance coverage for each such individual and his family (or reimbursement for reasonable personal expense therefor); (iv) the right to receive such portion of the Management Profit Participation (as defined below) as is determined by the Board of Directors; (v) 222,857 Performance Shares for Mr. Dobies; (vi) 291,429 Performance Shares for Mr. Sobel and (vii) minimum bonuses of $15,000 for Mr. Dobies and for Mr. Sobel. Mr. Sobel also received an additional minimum bonus, solely for the year ended March 31, 1997, equal to $32,000. The Dobies/Sobel Agreements also include non-competition, confidentiality and non-solicitation provisions.

   The Company has agreed to set aside 12-1/2% of the Company's pre-tax profit, with a minimum of $100,000 in the aggregate (if pre-tax profit exceeds one million dollars), to the extent above one million dollars, each fiscal year for payment to members of management ("Management Profit Participation"), to be divided among such members of management as the Board of Directors shall determine.

   The Company also has issued the number of Performance Shares to Messrs. Dobies and Sobel as indicated above, (a) one-half of these shares ("One Half") shall be repurchased by the Company for the par value thereof in the event that the Company does not achieve Net Income of at least $2.0 million during the 1998 Fiscal Year, provided that (i) only one-half of such One Half shall be repurchased by the Company in the event that the Company achieves Net Income for the 1998 Fiscal Year of at least $1.5 million but less than $1.75 million, and
(ii) only one-quarter of such One Half shall be repurchased by the Company in the event that the Company achieves Net Income for the 1998 Fiscal Year of at least $1.75 million but less than $2.0 million, and (b) One Half shall be repurchased by the Company for the par value thereof in the event that the Company does not achieve Net Income of at least $2.5 million during the 1999 Fiscal Year, provided that (x) only one-half of such One Half shall be repurchased by the Company in the event that the Company achieves Net Income for the 1999 Fiscal Year of at least $2.25 million but less than $2.5 million. Net Income, for purposes of the foregoing calculations, will exclude any tax deduction obtained by the Company solely on account of the issuance of the Performance Shares and all similar Performance Shares issued to directors and members of management of the Company.

   In addition, the retention of the Performance Shares by Messrs. Dobies and Sobel is subject to vesting, as follows: all of the Performance Shares shall be repurchased by the Company for the par value thereof upon termination of such person's employment with the Company in the event that his employment shall terminate after March 31, 1998, if such termination is by the Company for Cause or by Mr. Dobies or Sobel for Good Reason (each as defined below); and one-half of which Performance Shares shall be repurchased by the Company for the par value thereof upon termination of such person's employment with the Company in the event that his employment shall terminate after March 31, 1998 and prior to March 31, 1999, if such termination is by the Company for Cause or by Mr. Dobies or Mr. Sobel for Good Reason (each as defined below). As indicated above, these vesting restrictions do not apply to the Performance Shares issued to Lawrence Kaplan, a former director of the Company, who has retained his Performance Shares even though he has resigned as a director of the Company.

   The Dobies/Sobel Agreements also contain provisions for termination by the Company upon the death or disability of Mr. Dobies or Mr. Sobel, respectively, or for Cause, which is defined as a nonappealable judicial determination of his malfeasance or dishonesty with respect to actions related to the Company, or conviction or plea of guilty or no contest of any felony or any crime against the Company or certain failures to act upon express lawful direction of the Board of Directors. Mr. Dobies or Mr. Sobel also may terminate their respective Dobies/Sobel Agreement for Good Reason, defined as (i) after 30 days' written notice and opportunity to cure, any breach of the terms of the applicable Dobies/Sobel Agreement by the Company or (ii) a

Change in Control. The Dobies/Sobel Agreements define Change in Control as (i) the acquisition by a person of 20% or more of the combined voting power of the Company, unless more than 80% of the Board of Directors decides that no change in control has occurred (provided, however, if a person has acquired one-third of the voting power of the company a Change in Control shall be deemed to have occurred), (ii) if there be a change in the majority membership of the Board of Directors pursuant to a sale of at least 10% of the equity of the company to a third party, and at least 80% of all the members of the Board of Directors prior to such change approve such change in membership or (iii) certain changes in control as defined under the Securities Exchange Act of 1934, as amended, unless three-quarters of the Board prior to such change determine that no change in control has occurred. The Dobies/Sobel Agreements provide for certain severance payments upon termination by Mr. Dobies or Mr. Sobel for Good Reason, or by the Company for any reason other than Cause.

Eric Holtz

   Eric Holtz, Director of the Company's Import Sales Group, executed an employment agreement with the Company on May 21, 1997 (the "Holtz Agreement"). The Holtz Agreement provides for (i) a one-year term (subject to renewal on a year to year basis if not terminated), provided, that either party may terminate the Holtz Agreement upon 90 days' written notice (or no notice in the event of Cause (as defined below); (ii) commissions which commence at 1% of sales made by him and increase to 7% or more depending upon Gross Profit (defined as the difference between the sales price of a particular piece of goods sold and the cost per piece of such goods, divided by the sales price of such piece) earned on such sales; (iii) a 1% override on other import sales not generated by him individually; (iv) a $150,000 per year draw against commissions and overrides, provided, that (a) after the first year of the term, the draw shall not be less than 80% of his aggregate compensation (excluding any expense allowance) in the previous year of the term of the Holtz Agreement, (b) if the draw is to be reduced, in no event shall such adjustment be to an amount less than 100% of his aggregate commission and override earned during the previous year of the term of the Holtz Agreement, and (c) if his employment is terminated for Cause or Mr. Holtz terminates his employment at any time after January 31, 1998, if the amount of draw since the beginning of the most recent year of the term of the Holtz Agreement exceeds the sum of his entitlements to commission and override, such excess shall be returned to the Company; (v) a $2,000 per month expense allowance, plus reimbursement of business expenses incurred on behalf of the Company; (vi) participation in the Management Profit Participation; (vii) a minimum bonus of $7,500 during the first year of the term, and thereafter an amount equal to one-half of the bonus paid to the President; and (viii) perquisites comparable to Messrs. Dobies and Sobel, including health insurance for him and his family.

         The Holtz Agreement also includes non-competition, confidentiality and non-solicitation provisions. It also provides that he will be entitled to receive commissions and override on sales completed within six months after his departure, so long as sales efforts had been substantially undertaken prior to his departure. Cause is defined in a substantively similar manner to those contained in the Dobies/Sobel Agreements.

          The Holtz Agreement also contemplates the issuance of certain stock options to Mr. Holtz, including 50,000 options which were granted on August 16, 1996 and exercisable at $3.00 per share, 50,000 options which were granted on February 1, 1997, became effective on March 19, 1997 and are exercisable at $5.00 per share, and 70,000 options (the "1998 Options"), which the Company agreed to use its best efforts (subject to applicable tax and other legal requirements) to cause the Board of Directors to grant to him on April 1, 1998, at 100% of the then market value of the Common Stock (the "Market Value"). If, for any reason, the Board of Directors does not grant the 1998 Options other than as a result of Mr. Holtz's termination of employment, the Company will, to the extent permitted by applicable law, issue to Mr. Holtz nonqualified stock options, outside of the Option Plan, to purchase such shares at the Market Value.

          The Holtz Agreement provides for certain severance and other payments upon termination of his employment, death or disability.

Incentive Stock Option Plan

          In August 1996, the Company adopted the Option Plan by written consent of all the directors and a majority of the stockholders of the Company. The Option Plan will be administered by the Board of Directors (or by a committee of the Board of Directors, if one is appointed for this purpose), provided that members of the Board of Directors who are either eligible for Awards (as defined below) or have been granted Awards may not vote on any matters affecting the administration of the Plan or the grant of any Award pursuant to the Plan to the extent required in accordance with Rule 16b-3 promulgated under the Exchange Act and Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). In the event any employee granted an Award under the Option Plan is, at the time of such grant, a member of the Board of Directors of the Company, the grant of such Award shall, in the event the Board of Directors at the time such award is granted is not deemed to satisfy the requirement of Rule 16b-3(c)(2) promulgated under the Exchange Act, be subject to the approval of an auxiliary committee consisting of not less than two persons all of whom qualify as "disinterested persons" within the meaning of Rule 16b-3(c)(2) promulgated under the Exchange Act. In the event the Board of Directors deems it impractical to form a committee of disinterested persons, the Board of Directors is authorized to approve any Award under the Option Plan. The Option Plan shall remain in effect for a term of ten (10) years from August 16, 1996, its date of adoption, unless sooner terminated under the terms of the Option Plan.

          The Option Plan provides for the granting of incentive stock options (within the meaning of Section 422 of the Code) and nonqualified stock options (individually, an "Award" or collectively, "Awards"), to those officers of other key employees, or consultants, with potential to contribute to the future success of the Company or its subsidiaries, provided, that only employees may be granted incentive stock options. The Board of Directors has discretion to select the persons to whom Awards will be granted (from among those eligible), to determine the type, size and terms and conditions applicable to each Award and the authority to interpret, construe and implement the provisions of the Option Plan. Notwithstanding the foregoing, with respect to incentive stock options, the aggregate fair market value (determined at the time such Award is granted) of the shares of Common Stock with respect to which incentive stock options are exercisable for the first time by such employee during any calendar year shall not exceed $100,000 under all plans of the employer corporation or its parent or subsidiaries. The Board of Directors' decisions are binding on the Company and persons eligible to participate in the Option Plan and all other persons having any interest in the Option Plan.

          The total number of shares of Common Stock that may be subject to Awards under the Option Plan is 600,000, subject to adjustment in accordance with the terms of the Option Plan. The Company has agreed with the Underwriter that, commencing on April 1, 1997, no more than 150,000 shares of Common Stock subject to Awards may be granted during any single fiscal year of the Company under the Option Plan, provided, that the Underwriter has consented to the granting of 147,492 Options under the Plan and outside the Plan which were otherwise to be granted during the fiscal year ended April 30, 1998. Common Stock issued under the Option Plan may be either authorized but unissued shares, treasury shares or any combination thereof. To the fullest extent permitted under Rule 16b-3 under the Exchange Act and Sections 162(m) and 422 of the Code, any shares of Common Stock subject to an Award which lapses, expires or is otherwise terminated prior to the issuance of such shares may become available for new Awards.

          The Company granted, on August 16, 1996, an aggregate of 100,000 Awards as follows: 25,000 Awards to Mitchell Dobies, 25,000 Awards to Charles Sobel and 50,000 Awards to Eric Holtz. All options which are the subject of such Awards have fully vested and are currently exercisable at $3.00 per share. The Company granted, on February 1, 1997, an aggregate of 100,000 Awards as follows:
25,000 Awards to Mitchell Dobies, 25,000 Awards to Charles Sobel and 50,000 Awards to Eric Holtz. All options which are the subject of such Awards vest one-third each on April 1, 1998, April 1, 1999 and April 1, 2000 (the "Vesting Dates") and will be exercisable at $5.00 per share. On March 12, 1997, the Company granted an aggregate of 83,326 Awards to 25 employees (excluding Messrs. Dobies, Sobel and Holtz). All options which are the subject of such Awards vest one-third each on each of the Vesting Dates and will be exercisable at $5.00 per share. On March 12, 1997, the Company also granted an aggregate of 14,166 stock options outside of the Option Plan to the three independent members of the Board of Directors (2,500 each), to the Company's outside securities counsel (1,666) and to an individual who has provided assistance in the Company's production efforts (5,000). None of these individuals was eligible to participate in the Option Plan. These non-Plan options vest one-third each on each of the Vesting Dates and will be exercisable at $5.00 per share. None of the options described in this paragraph has been exercised since the date of their grant.

         Options tO purchase Common Stock granted as Awards ("Options"), which may be nonqualified or incentive stock options, may be granted under the Option Plan at an exercise price (the "Option Price") determined by the Board of Directors in its discretion, provided, that the Option Price of incentive stock options may be no less than the fair market value of the underlying Common Stock on the date of grant (110% of fair market value in the case of an incentive stock option granted to a ten percent stockholder).

         Options will expire not later than ten years after the date on which they are granted. Options become exercisable at such times and in such installments as determined by the Board of Directors. Notwithstanding the foregoing, however, each Option shall, except as otherwise provided in the stock option agreement between the Company and an optionee, become exercisable in full for the aggregate number of shares covered thereby unconditionally on the first day following the occurrence of any of the following: (a) the approval by the stockholders of the Company of an Approved Transaction; (b) a Control Purchase; or (c) a Board Change (each as defined below).

         For purposes of the Option Plan, (i) an "Approved Transaction" shall mean (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which shares of Common Stock would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (B) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company, or (C) the adoption of any plan or proposal for the liquidation or dissolution of the Company; (ii) a "Control Purchase" shall mean circumstances in which any person (as such term is defined in Sections 13(d)(3) and 14(d)(2) of the Exchange Act, corporation or other entity (other than the Company or any employee benefit plan sponsored by the Company or any Subsidiary) (x) shall purchase any Common Stock of the Company (or securities convertible into the Company's Common Stock) for cash, securities or any other consideration pursuant to a tender offer or exchange offer, without the prior consent of the Board of Directors, or (y) shall become the "beneficial owner" (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in paragraph (d) of such Rule 13d-3 in the case of rights to acquire the Company's securities), and (iii) A "Board Change" shall mean circumstances in which, during any period of two consecutive years or less, individuals who at the beginning of such period constitute the entire Board shall cease for any reason to constitute a majority thereof unless the election, or the nomination for election by the Company's stockholders, of each new director was approved by a vote of at least a majority of the directors then still in office.

         In the event that dividends are payable in Common Stock or in the event there are splits, subdivisions or combinations of shares of Common Stock, the number of shares available under the Option Plan shall be increased or decreased proportionately, as the case may be, and the number of shares delivered upon the exercise thereafter of any Option theretofore granted or issued shall be increased or decreased proportionately, as the case may be, without change in the aggregate purchase price.

         In the event that an Option holder ceases to be an employee for any reason other than permanent disability (as determined by the Board of Directors) and death, any Option, including any unexercised portion thereof, which was otherwise exercisable on the date of termination, shall expire unless exercised within a period of three months from the date on which the Option holder ceased to be so employed, but in no event after the expiration of the exercise period. In the event of the death of an Option holder during this three month period, the Option shall be exercisable by his or her personal representatives, heirs or legatees to the same extent that the Option holder could have exercised the Option if he or she had not died, for the three months from the date of death, but in no event after the expiration of the exercise period. In the event of the permanent disability of an Option holder while an employee, any Option granted to such employee shall be exercisable for twelve (12) months after the date of permanent disability, but in no event after the expiration of the exercise period. In the event of the death of an Option holder while an employee, or during the twelve (12) month period after the date of permanent disability of the Option holder, that portion of the Option which had become exercisable on the date of death shall be exercisable by his or her personal representatives, heirs or legatees at any time prior to the expiration of one (l) year from the date of the death of the Option holder, but in no event after the expiration of the exercise period. Except as the Board of Directors shall provide otherwise, in the event an Option holder ceases to be an employee for any reason, including death, prior to the lapse of the waiting period, his or her Option shall terminate and be null and void.

         The Board of Directors may at any time alter, amend, suspend or discontinue the Option Plan, but no amendment, alteration, suspension or discontinuation shall be made which would impair the rights of any recipient of an Option under any agreement theretofore entered into under the Option Plan, without his consent, or which, without the requisite vote of the stockholders of the Company approving such action, would:

         (a) except as is provided in the Option Plan, increase the total number of shares of stock reserved for the purposes of the Option Plan; or

         (b) extend the duration of the Option Plan; or

         (c) materially increase the benefits accruing to participants under the Option Plan; or

         (d) change the category of persons who can be eligible participants under the Option Plan. Without limiting the foregoing, the Board of Directors may, any time or from time to time, authorize the Company, without the consent of the respective recipients, to issue new Options in exchange for the surrender and cancellation of any or all outstanding Options.

401(k) Savings Plan

         Effective August 1, 1996, the Company established the Jenna Lane, Inc. 401(k) Plan (the "401(k) Plan") under Section 401(k) of the Code. Under the 401(k) Plan, employees may contribute up to 25% of their compensation per year subject to elective limits as defined by the guidelines of the Internal Revenue Service, and the Company may make profit sharing contributions to the Plan in such amount, if any, that it shall determine, provided, that the Company has agreed with the Underwriter that, for the first two years of operation of the 401(k) Plan, the Company shall not make a contribution in excess of an amount equal to five percent (5%) of the amount of earnings before interest and taxes of the Company in excess of $1 million. Any contributions by the Company will be allocated as an equal percentage of each eligible participant's compensation for the applicable year during the 401(k) Plan. The Company has made no contributions to the 401(k) Plan since its inception.

Limitation of Liability

          The General Corporation Law of the State of Delaware permits a corporation through its Certificate of Incorporation to eliminate the personal liability of its directors to the corporation or its stockholders for monetary damages for breach of fiduciary duty with certain exceptions. The exceptions include a breach of fiduciary duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, improper declarations of dividends, and transactions from which the directors derived an improper personal benefit. The Company's Certificate of Incorporation exonerates its directors from monetary liability to the fullest extent permitted by this statutory provision but does not restrict the availability of non-monetary and other equitable relief.

          The Company believes that it is the position of the Securities and Exchange Commission that insofar as the foregoing provision may be invoked to disclaim liabilities arising under the Securities Act of 1933, as amended, the provision is against public policy as expressed in the Securities Act and is therefore unenforceable. Such limitation of liability also does not affect the availability of injunctive relief or rescission.

         The Company intends to enter into Indemnification Agreements with each of its directors and executive officers. Each such Indemnification Agreement is expected to provide that the Company will indemnify the indemnitee against expenses, including reasonable attorney's fees, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by him in connection with any civil or criminal action or administrative proceeding arising out of the performance of his duties as an officer, director, employee or agent of the Company. Indemnification will be available if the acts of the indemnitee were in good faith, if the indemnitee acted in a manner he reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal proceeding, the indemnitee had no reasonable cause to believe his conduct was unlawful.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of June 15, 1997, information relating to each executive officer and director and any person who is known to the Company to be the beneficial owner of more than five percent of the Company's voting securities, and all executive officers and directors as a group.

         Name of Beneficial Owners (1)               Number   Percent
         -----------------------------               ------   -------

         Mitchell Dobies (2).....................   752,381     17.54%
         President, Co-Chief Executive Officer,
         Director

         Charles Sobel (2).......................   715,714     16.68%
         Executive Vice President, Co-Chief
         Executive Officer, Director

         Jay M. Haft (4).........................    47,620      1.11%
         Chairman of the Board of Directors

         Mitchell Herman, Director (5)...........   - 0 -        -

         Gerald Cohen, Director (6)..............   - 0 -        -

         Kathleen A. Dressel, Secretary(2).......   - 0 -        -

         Jeffrey Marcus, Chief Financial
         Officer (2).............................   - 0 -        -

         Eric Holtz, Director of Import
         Sales Group (2).........................   - 0 -        -

         Lawrence Kaplan (2)(3)..................   489,669     11.41%

         A11 current executive officers and
         directors as a group (6 persons)........ 1,515,715     35.33%

----------

(1) Unless otherwise indicated herein and subject to applicable community property laws, each stockholder has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such stockholder and directly owns all such shares in such stockholder's sole name. Does not include options to purchase Common Stock currently outstanding under the Option Plan. See "Item 11 - Executive Compensation."

(2) Includes 222,857 Performance Shares for Mr. Dobies, 291,429 Performance Shares for Mr. Sobel and 57,143 Performance Shares for Lawrence Kaplan. Does not include shares underlying options granted under the Option Plan and exercisable within 60 days after June 15, 1997. Mailing address for Messrs. Dobies, Sobel, Holtz and Marcus and Ms. Dressel is c/o Jenna Lane, Inc., 1407 Broadway, Suite 1801, New York, New York 10018.

(3) Mailing address for Mr. Kaplan is 150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, New York 11788. Includes an aggregate of 19,048 shares of Common Stock owned by Helaine Kaplan as custodian for Michelle Kaplan and Robert Kaplan. Also includes 95,238 shares of Common Stock owned jointly with Helaine Kaplan. Helaine Kaplan is Lawrence Kaplan's wife. Also includes 95,238 shares of Common Stock owned by G-V Capital Corp., of which Mr. Kaplan is sole shareholder, officer and director. Also includes 9,524 shares of Common Stock owned by OK Associates Pension Trust, of which Mr. Kaplan is a co-trustee. Does not includes shares owned of a public company, a subsidiary of which owns 95,238 shares of Common Stock, and which indirectly controls Universal Partners, L.P., which owns 19,048 shares of Common Stock. Does not include shares of Common Stock underlying 175,000 Warrants owned by Mr. Kaplan.

(4) All such shares owned by Clayre Haft, Mr. Haft's wife. Mr. Haft's address is 201 S. Biscayne Blvd., Miami, Florida 33131. Mr. Haft disclaims ownership of such shares.

(5) Mr. Herman's address is c/o By Design, Ltd., 1411 Broadway, 29th Floor, New York, NY 10018.

(6) Mr. Cohen's address is c/o Weiss & Company, 22 West 38th St., 12th Floor, New York, NY.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In March 1997, Eric Holtz entered into the Holtz Agreement with the Company. In February 1997, Mitchell Dobies and Charles Sobel entered into the Dobies/Sobel Agreements with the Company. See "Executive Compensation - Employment Agreements."

   In June 1996, Mr. Sobel was issued 68,571 Performance Shares.

   As part of the Company's initial public offering, Mitchell Dobies sold 30,000 shares of Common Stock to the public at a price of $5.00 per share (less underwriting discounts and commissions) and Charles Sobel sold 60,000 shares of Common Stock to the public at a price of $5.00 per share (less underwriting discounts and commissions), all as part of the Underwriter's exercise of its overallotment option.

   Gerald Cohen, a director of the Company, was formerly the personal accountant to Charles

Sobel.

   Lawrence Kaplan, a former director of the Company who may be deemed to be a promoter of the Company, is the sole shareholder, officer and director of G-V Capital Corp., a registered broker-dealer which served as placement agent for a private placement of the Company's securities in April 1995 and was an officer, director and principal shareholder of Gro-Vest Management Consultants, Inc. ("GVMCI"), which received certain fees from the Company from January through July 1997. GVMCI has terminated all business activities and has returned all fees earned to the Company. During the last fiscal year of the Company, Mr. Kaplan received 57,143 Performance Shares and purchased 175,000 Warrants.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Exhibits

EXHIBIT
NUMBER  DESCRIPTION
------- -----------

1.1 Form of Underwriting Agreement between the Company and the Underwriter (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
1.2 Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer Company, as warrant agent (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
3.3 By-laws of Registrant (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.1 Specimen common stock certificate (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.2 Specimen preferred stock certificate (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.3 Form of Underwriter's Warrant for the Purchase of Units (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.4 Form of Warrant Agreement between the Company and American Stock Transfer Company, as warrant agent (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.1 Amended and Restated Employment Agreement, dated as of February 1, 1997, between the Registrant and Mitchell Dobies (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.2 Amended and Restated Employment Agreement, dated as of February 1, 1997, between the Registrant and Charles Sobel (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.3 Employment Agreement, dated May 21, 1997, between the Registrant and Eric Holtz.
10.4 Letter Agreement between the Registrant and Lawrence Kaplan (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.5 Termination and Performance Shares Repurchase Agreement, dated February 8, 1996, by and between the Registrant and Ernie Baumgarten (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.6 Factoring Agreement, dated March 17, 1995, between the Registrant and Republic Factors Corp. ("Republic"), as amended to date (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.7 Security Agreement, dated March 17, 1995, between the Registrant and Republic (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.8 1996 Incentive Stock Option Plan of Jenna Lane, Inc. (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.9 Collective Bargaining Agreement by and between United Production Workers Union Local 17-18 and the Company, dated June 15, 1996 (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.10 Form of Letter Agreement between the Company and the Underwriter regarding consulting services (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.11 Form of Registration Rights Agreement between the Company and certain warrantholders (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.12 Form of Selected Dealer Agreement for initial public offering (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
11.1     Computation of per share earnings
21.1 Subsidiaries (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
27.1     Financial Data Schedule (submitted electronically only)

      (b) Financial Statements and Supplementary Data - reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed. Financial Statement Schedules-not applicable.

      (c) Reports on Form 8-K. The registrant has submitted no Reports on Form 8-K since the effective date of its registration statement on Form S-1 (registration number 333-11979).

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JENNA LANE, INC.

Date: June 26, 1997
                                      By:       /s/ Mitchell Dobies, Pres.
                                          ----------------------------------
                                                Mitchell Dobies, President,
                                                Co-Chief Executive Officer

                                      By:       /s/ Charles Sobel
                                          ----------------------------------
                                                Charles Sobel, Co-Chief
                                                Executive Officer

                                      By:       /s/ Jeffrey Marcus
                                          ----------------------------------
                                                Jeffrey Marcus, Principal
                                                Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                 Date
---------                    -----                 ----

/s/ Mitchell Dobies          Director and          6/25/97
-------------------          Principal Executive   -------
Mitchell Dobies              Officer


/s/ Charles Sobel            Director and          6/25/97
-------------------          Principal Exeeutive   -------
Charles Sobel                Officer


/s/ Jeffrey Marcus           Principal Financial   6/25/97
-------------------          Officer               -------
Jeffrey Marcus

/s/ Jay Haft                 Director              6/25/97
-------------------                                -------
Jay Haft

/s/ Mitchell Herman          Director              6/25/97
-------------------                                -------
Mitchell Herman

/s/ Gerald Cohen             Director              6/25/97
-------------------                                -------
Gerald Cohen

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
1.1 Form of Underwriting Agreement between the Company and the Underwriter (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
1.2 Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer Company, as warrant agent (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
3.1 Certificate of Incorporation of Registrant (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
3.3 By-laws of Registrant (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.1 Specimen common stock certificate (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.2 Specimen preferred stock certificate (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.3 Form of Underwriter's Warrant for the Purchase of Units (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
4.4 Form of Warrant Agreement between the Company and American Stock Transfer Company, as warrant agent (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.1 Amended and Restated Employment Agreement, dated as of February 1, 1997, between the Registrant and Mitchell Dobies (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.2 Amended and Restated Employment Agreement, dated as of February 1, 1997, between the Registrant and Charles Sobel (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.3 Employment Agreement, dated May 21, 1997, between the Registrant and Eric Holtz.
10.4 Letter Agreement between the Registrant and Lawrence Kaplan (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.5 Termination and Performance Shares Repurchase Agreement, dated February 8, 1996, by and between the Registrant and Ernie Baumgarten (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.6 Factoring Agreement, dated March 17, 1995, between the Registrant and Republic Factors Corp. ("Republic"), as amended to date (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.7     Security Agreement, dated March 17, 1995, between the Registrant and
         Republic

         (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.8 1996 Incentive Stock Option Plan of Jenna Lane, Inc. (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.9 Collective Bargaining Agreement by and between United Production Workers Union Local 17-18 and the Company, dated June 15, 1996 (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.10 Form of Letter Agreement between the Company and the Underwriter regarding consulting services (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.11 Form of Registration Rights Agreement between the Company and certain warrantholders (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
10.12 Form of Selected Dealer Agreement for initial public offering (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
11.1     Computation of per share earnings
21.1 Subsidiaries (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)
27.1     Financial Data Schedule (submitted electronically only)