Form 10-Q
period 1997-06-30
JENNA LANE INC
filed 1997-08-14
CIK 944853

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended: June 30, 1997
                                     -------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from..............to...................

                       Commission File Number: 333-11979
                                               ---------

                                JENNA LANE, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

        Delaware                                 22-3351399
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                           1407 Broadway, Suite 1801
                            New York, New York 10018
                          -------------------------------
                    (Address of principal executive offices)
                                  (Zip Code)
                                   -----------

                                 (212) 704-0002
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X           No
                                       ---------         ---------

As of August 10, 1997, there were 4,290,000 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                                         Page of
ITEM 1.  FINANCIAL STATEMENTS.                                                          Form 10-Q
Balance Sheets as of June 30, 1997 and March 31, 1997                                         3

Statements of Operations for the three months ended June 30, 1997 and June 30, 1996           4

Statements of Cash Flows for the three months ended June 30, 1997 and June 30, 1996           5

Notes to Financial Statements for the three months ended June 30, 1997 and June 30, 1996    6,7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.                                                                     8,9

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Part I. - Financial Information

Item 1. Financial Statements

                               JENNA LANE, INC.

                                BALANCE SHEETS

                                                              June 30,            March 31,
                          ASSETS                                1997                 1997
                                                           ---------------      ---------------
                                                            (Unaudited)
Current Assets:
 Cash                                                      $        7,395       $      548,319
 Due from factor                                                5,067,099            4,954,462
 Inventories                                                    5,177,584            3,632,913
 Prepaid income taxes                                                -                 182,989
 Prepaid expenses and other                                       335,651              353,446
 Deferred income taxes                                             37,000               26,000
                                                           ---------------      ---------------

   Total Current Assets                                        10,624,729            9,698,129
                                                           ---------------      ---------------

Property and Equipment, net                                       454,369              242,804
                                                           ---------------      ---------------

Other Assets                                                      312,941               93,909
                                                           ---------------      ---------------

   Total Assets                                            $   11,392,039        $  10,034,842
                                                           ===============      ===============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                          $    3,349,042       $    2,204,555
 Accrued liabilities                                              282,437              287,823
 Current maturities of long-term debt                              14,215               13,897
                                                           ---------------      ---------------

   Total Current Liabilities                                    3,645,694            2,506,275
                                                           ---------------      ---------------

Long-Term Debt                                                     13,176               16,797
                                                           ---------------      ---------------

Deferred Income Taxes                                              42,000               50,000
                                                           ---------------      ---------------

Shareholders' Equity:
 Common stock, $.01 par value; 18,000,000 shares
  authorized; issued and outstanding, 4,290,000 shares             42,900               42,900
 Capital in excess of par value                                 7,063,733            7,063,733
 Unearned compensation, performance shares                        (47,720)             (63,626)
 Retained earnings                                                632,256              418,763
                                                           ---------------      ---------------

   Total Shareholders' Equity                                   7,691,169            7,461,770
                                                           ---------------      ---------------

   Total Liabilities and Shareholders' Equity              $   11,392,039       $   10,034,842
                                                           ===============      ===============

                 See notes to unaudited financial statements.

                               JENNA LANE, INC.

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended
                                                  June 30,
                                      ------------------------------
                                           1997             1996
                                      --------------    ------------

Net Sales                              $  11,734,842    $  9,724,079

Cost of Sales                              9,431,783       7,927,053
                                      --------------    ------------

  Gross Profit                             2,303,059       1,797,026
                                      --------------    ------------

Operating Expenses:
 Selling, general and administrative       1,515,835       1,094,135
 Factoring charges and interest              177,159         352,444
                                      --------------    ------------

  Total Operating Expenses                 1,692,994       1,446,579
                                      --------------    ------------

  Operating Income                           610,065         350,447
                                      --------------    ------------

Other Expenses:
 Provision for credit loss                   243,500              -
 Interest expense - promissory notes              -           25,000
                                      --------------    ------------

  Total Other Expenses                       243,500          25,000
                                      --------------    ------------

  Income Before Income Taxes                 366,565         325,447

Provision for Income Taxes                   153,072         141,000
                                      --------------    ------------

  Net Income                           $     213,493    $    184,447
                                      ==============    ============

Net Income Per Common Share            $        0.05    $       0.08
                                      ==============    ============



                 See notes to unaudited financial statements.

                               JENNA LANE, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Three Months Ended
                                                                                June 30,
                                                                      ---------------  ------------
                                                                           1997           1996
                                                                      ---------------  ------------

Operating Activities:
 Net income                                                          $      213,493     $   184,447
 Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation and amortization                                             38,827          17,932
   Deferred income taxes                                                    (19,000)         (4,000)
   Amortization of debt discount                                               -             12,500
   Changes in assets and liabilities:
    Due from factor                                                        (112,637)        505,163
    Inventories                                                          (1,544,671)       (218,710)
    Prepaid expenses and other                                              200,784          58,859
    Accounts payable and accrued liabilities                              1,139,101        (373,936)
                                                                     ---------------    ------------

   Net Cash (Used In) Provided By Operating Activities                      (84,103)        182,255
                                                                     ---------------    ------------

Investing Activities:
 Capital expenditures                                                      (233,994)        (20,511)
 Security deposits                                                            1,168         (52,135)
 Issuance of notes receivable                                              (224,030)             -
 Repayment of notes receivable                                                3,338              -
                                                                     ---------------    ------------

   Net Cash Used In Investing Activities                                   (453,518)        (72,646)
                                                                     ---------------    ------------

Financing Activities:
 Principal payments on equipment notes payable                               (3,303)           (543)
 Repurchase of performance shares                                                -             (300)
 Offering costs                                                                  -           (9,016)
 Dividends paid                                                                  -         (100,000)
                                                                     ---------------    ------------

   Net Cash Used In Financing Activities                                     (3,303)       (109,859)
                                                                     ---------------    ------------

   Net Decrease In Cash                                                    (540,924)           (250)

Cash at beginning                                                           548,319           1,250
                                                                     ---------------    ------------

   Cash at end                                                        $       7,395        $  1,000
                                                                      ==============     ===========

Supplemental Disclosures of Cash Flow Information:
 Interest paid                                                        $      46,890        $149,484
                                                                      ==============     ===========

 Income taxes paid                                                    $      -             $182,716
                                                                      ==============     ===========

Noncash Transaction:
 Issuance of performance shares                                       $      -               77,220
                                                                      ==============     ===========

                 See notes to unaudited financial statements.

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996



1.   ORGANIZATION AND BASIS OF PRESENTATION

     The Company, organized in the State of Delaware in February 1995, designs and manufactures (through contractors) and imports women's sportswear for the domestic retail market.

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2.  INVENTORIES

                                June 30,         March 31,
                                  1997             1997
                               ------------     -----------
                               (Unaudited)

Raw materials                   $ 2,469,731     $ 2,063,783
Work-in-process                     553,296         435,937
Finished goods                    2,154,557       1,133,193
                               ------------     -----------
                                $ 5,177,584     $ 3,632,913
                               ------------     -----------

3.  NON RECURRING CHARGE - PROVISION FOR CREDIT LOSS

     The Company entered into an agreement with its factor in January 1997 (revised May 1997) to assume the credit risk, beyond an agreed portion, for the nonpayment of receivables due from one customer. In July 1997, the customer filed for bankruptcy under Chapter XI. At June 30, 1997, the Company has provided a $243,500 reserve for their entire portion of the credit loss.

                               JENNA LANE, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996



4.  EARNINGS PER SHARE

     The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share:

                                                  Three Months Ended
                                                       June 30,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------
Common shares outstanding                       4,290,000     1,921,905

Effect of assuming exercise of outstanding
  stock options and warrants based on the
  treasury stock method                         1,029,492       150,270
                                               ----------     ----------

Shares used in computing earnings per share     5,319,492     2,072,175
                                               ==========     =========-

     Earnings per common and common equivalent share were computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Stock options and warrants are the only common stock equivalents.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three months ended June 30, 1997 and 1996, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                                    Three Months Ended
                                        June 30,
                                    1997          1996

     Net sales                     100.0%        100.0%
     Cost of sales                  80.4          81.5

     Gross profit                   19.6          18.5
     Operating expenses             14.4          14.9

     Income from operations          5.2           3.6
     Other expenses                  2.1           0.3

     Income before income taxes      3.1           3.3
     Provision for income taxes      1.3           1.5

     Net income                      1.8%          1.8%

Net sales of $11.7 million in the three months ended June 30, 1997 represented an increase of $2.0 million, or 21% over net sales of $9.7 million in the three months ended June 30, 1996. The increase in net sales was primarily attributable to continued expansion of the customer base and increased volume from several existing customers.

The Company's gross profit increased $500,000, or 28.2% to $2.3 million for the three months ended June 30, 1997 from $1.8 million for the three months ended June 30, 1996. Gross profit margin increased to 19.6% in the three months ended June 30, 1997 from 18.5% in the three months ended June 30, 1997. The increase in gross profit margin resulted primarily from higher import sales volume.
Gross profit from import sales is generally higher than gross profit from domestically produced merchandise.

Operating expenses, including all transactions with the factor, increased $246,000, or 17.0% to $1.7 million in the three months ended June 30, 1997 from $1.4 million in the three months ended June 30, 1997. The increase was primarily due to an increase of $214,000 in payroll and related costs, including $114,000 in increased selling salaries and $57,000 in increased warehouse and shipping salaries which resulted from increased sales volume. Factoring costs decreased $175,000 as a result of lower commission rates, and reduced borrowing for working capital needs.

As a result of the above factors, income from operations increased 74% from $350,000 in the three months ended June 30, 1996 to $610,000 in the three months ended June 30, 1997.

Other expenses were $243,500 for the three months ended June 30, 1997, resulting from a non-recurring provision for credit loss in connection with a loss sharing agreement with the Company's factor pertaining to Montgomery Ward's which has declared bankruptcy. Such loss sharing arrangements are not entered into except under unusual circumstances. Other expenses of $25,000 for the three months ended June 30, 1996 consist of interest expense on promissory notes issued in November 1995. These notes were repaid in March 1997 from the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

In March 1997, the Company received approximately $5,352,000 (net of underwriting discounts, commissions, and expenses) in proceeds from its initial public offering of investment units. The Company believes that the net proceeds from its initial public offering, anticipated cash flow from operations and availability of advances under its factoring agreement will be sufficient to meet working capital requirements and capital expenditures for the foreseeable future. The Company also believes these sources will enable it to obtain licenses or make certain acquisitions related to the Company's business if appropriate opportunities arise.

The Company's working capital decreased from $7.2 million at the end of fiscal 1997 to $7.0 million at June 30, 1997. The decrease in working capital is primarily due to a decrease in cash resulting from the use of the proceeds of the initial public offering for capital expenditures of $234,000 and loans to contractors of $224,000.

Inventories have increased from $3.6 million at the end of fiscal 1997 to $5.2 million at June 30, 1997 as a result of continued expansion of import sales volume.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings: There are no material pending legal proceedings to
          -----------------
          which the Company is a party or to which any of its property is subject. The Company is subject to normal litigations in the ordinary course of business.

Item 2.   Changes in Securities:  None.
          ---------------------

Item 3.   Defaults Upon Senior Securities:  None.
          -------------------------------

Item 4.   Submissions of Matters to a Vote of Security Holders:  None.
          ----------------------------------------------------

Item 5.   Other Information:  None.
          -----------------

Item 6.   Exhibits and Reports on Form 8-K:
          --------------------------------

          (a) Exhibits:

               11. Computation of Earnings Per Common Share

               27.1 Financial Data Schedule

          (b) Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 1997
                                    JENNA LANE, INC.



                                    By: /s/ Mitchell Dobies
                                       --------------------------------------
                                        Mitchell Dobies, President and Co-
                                         Chief Executive Officer



                                    By: /s/ Charles Sobel
                                       --------------------------------------
                                        Charles Sobel, Co-Chief
                                         Executive Officer

                                 Exhibit Index
                                 -------------


11.  Computation of Earnings Per Common Share

27.1 Financial Data Schedule