Form 10-Q
period 1997-09-30
JENNA LANE INC
filed 1997-11-14
CIK 944853

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                            Washington, D.C.  20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     SECURITIES
      EXCHANGE ACT OF 1934

      For the Quarterly Period Ended: September 30, 1997
                                      ------------------

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                                (212) 704-0002
                        ------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----

As of November 10, 1997, there were 4,290,000 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                                Page of
                                                                               Form 10-Q
ITEM 1.  FINANCIAL STATEMENTS.

Balance Sheets as of September 30, 1997 and March 31, 1997                           3

Statements of Operations for the three and six months ended September 30,
       1997 and 1996                                                                 4

Statements of Cash Flows for the three and six months ended September 30,
       1997 and 1996                                                                 5

Notes to Financial Statements for the six months ended September 30, 1997, 1996    6,7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.                                         8-10

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Part I. - Financial Information

Item 1. Financial Statements

                               JENNA LANE, INC.

                                BALANCE SHEETS

                                                                              September 30,          March 31,
                                                      ASSETS                      1997                 1997
                                                                            ------------------    ----------------
                                                                               (Unaudited)
Current Assets:
   Cash                                                                         $      1,000       $    548,319
   Due from factor                                                                 5,793,914          4,954,462
   Inventories                                                                     3,787,618          3,632,913
   Prepaid income taxes                                                                 --              182,989
   Prepaid expenses and other                                                        311,663            353,446
   Deferred income taxes                                                              25,000             26,000
                                                                                ------------       ------------

        Total Current Assets                                                       9,919,195          9,698,129

Property and Equipment, net                                                          431,794            242,804

Other Assets                                                                         325,402             93,909
                                                                                ------------       ------------

                                                                                $ 10,676,391       $ 10,034,842
                                                                                ============       ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                             $  2,180,468       $  2,204,555
   Accrued liabilities                                                                94,592            287,823
   Income taxes payable                                                              314,011               --
   Current maturities of long-term debt                                               14,691             13,897
                                                                                ------------       ------------


        Total Current Liabilities                                                  2,603,762          2,506,275
                                                                                ------------       ------------

Long-Term Debt                                                                         9,285             16,797
                                                                                ------------       ------------

Deferred Income Taxes                                                                 34,000             50,000
                                                                                ------------       ------------

Shareholders' Equity:
   Common stock, $.01 par value; 18,000,000 shares
      authorized; issued and outstanding, 4,290,000 shares                            42,900             42,900
   Capital in excess of par value                                                  7,063,733          7,063,733
   Unearned compensation, performance shares                                         (31,813)           (63,626)
   Retained earnings                                                                 954,524            418,763
                                                                                ------------       ------------

        Total Shareholders' Equity                                                 8,029,344          7,461,770
                                                                                ------------       ------------

                                                                                $ 10,676,391       $ 10,034,842
                                                                                ============       ============

                 See notes to unaudited financial statements.

                                                    JENNA LANE, INC.

                                                STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                     Three Months Ended                Six Months Ended
                                                       September 30,                     September 30,
                                               -----------------------------     ----------------------------
                                                    1997             1996             1997            1996
                                               ------------     ------------     ------------    ------------
Net Sales                                      $ 11,295,038     $  8,508,416     $ 23,029,880    $ 18,232,495

Cost of Sales                                     9,175,319        6,990,273       18,607,102      14,917,326
                                               ------------     ------------     ------------    ------------

     Gross Profit                                 2,119,719        1,518,143        4,422,778       3,315,169
                                               ------------     ------------     ------------    ------------

Operating Expenses:
   Selling, general and administrative            1,473,446        1,215,658        2,989,281       2,309,793
   Factoring charges and interest                   190,005          243,458          367,164         595,902
                                               ------------     ------------     ------------    ------------

     Total Operating Expenses                     1,663,451        1,459,116        3,356,445       2,905,695
                                               ------------     ------------     ------------    ------------

     Operating Income                               456,268           59,027        1,066,333         409,474
                                               ------------     ------------     ------------    ------------

Other Expense (Income):
   Provision for (recovery of) credit loss          (95,000)            --            148,500            --
   Interest expense - promissory notes                 --             34,375             --            59,375
   Amortization of deferred financing costs            --              8,031             --             8,031
                                               ------------     ------------     ------------    ------------

     Total Other Expenses                           (95,000)          42,406          148,500          67,406
                                               ------------     ------------     ------------    ------------

     Income Before Income Taxes                     551,268           16,621          917,833         342,068

Provision for Income Taxes                          229,000           11,000          382,072         152,000
                                               ------------     ------------     ------------    ------------

     Net Income                                     322,268            5,621          535,761         190,068

Preferred Dividends                                    --             25,000             --            50,000
                                               ------------     ------------     ------------    ------------

     Net Income (Loss) Applicable to
        Common Shares                          $    322,268     $    (19,379)    $    535,761    $    140,068
                                               ============     ============     ============    ============

Net Income (Loss) Per Common and
   Common Equivalent Share - Primary           $       0.07     $      (0.01)    $       0.11    $       0.07
                                               ============     ============     ============    ============

                           - Fully diluted     $       0.06     $      (0.01)    $       0.11    $       0.06
                                               ============     ============     ============    ============

                 See notes to unaudited financial statements.

                               JENNA LANE, INC.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three Months Ended            Six Months Ended
                                                                       September 30,                September 30,
                                                              -----------------------------  ------------------------------
                                                                   1997           1996            1997            1996
                                                              -------------  --------------  --------------  --------------
Operating Activities:
   Net income                                                  $   322,268     $     5,621     $   535,761     $   190,068
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                38,974          38,027          77,801          55,959
       Deferred income taxes                                         4,000          15,000         (15,000)         11,000
       Amortization of debt discount                                  --            15,625            --            28,125
       Changes in assets and liabilities:
         Due from factor                                          (726,815)        363,034        (839,452)        868,197
         Inventories                                             1,389,966         212,188        (154,705)         (6,522)
         Prepaid expenses and other                                 23,988         (48,555)         41,783          10,303
         Income taxes                                              314,011            --           497,000        (236,772)
         Accounts payable and accrued liabilities               (1,356,419)       (839,654)       (217,318)       (976,818)
                                                               -----------     -----------     -----------     -----------

       Net Cash (Used In) Provided By Operating Activities           9,973        (238,714)        (74,130)        (56,460)
                                                               -----------     -----------     -----------     -----------

Investing Activities:
   Capital expenditures                                               --           (92,390)       (233,994)       (112,901)
   Security deposits and other                                     (15,082)          1,982         (13,914)        (50,153)
   Issuance of notes receivable                                    (50,000)           --          (274,030)           --
   Repayment of notes receivable                                    52,129            --            55,467            --
                                                               -----------     -----------     -----------     -----------

       Net Cash Used In Investing Activities                       (12,953)        (90,408)       (466,471)       (163,054)
                                                               -----------     -----------     -----------     -----------

Financing Activities:
   Proceeds from issuance of units                                    --           500,000            --           500,000
   Principal payments on equipment notes payable                    (3,415)         (1,583)         (6,718)         (2,125)
   Repurchase of performance shares                                   --              --              --              (300)
   Dividends paid                                                     --           (25,000)           --          (125,000)
   Deferred financing costs                                           --          (137,752)           --          (146,768)
                                                               -----------     -----------     -----------     -----------

       Net Cash (Used In) Provided By Financing
         Activities                                                 (3,415)        335,665          (6,718)        225,807
                                                               -----------     -----------     -----------     -----------

       Net (Decrease) Increase In Cash                              (6,395)          6,543        (547,319)          6,293

Cash at beginning                                                    7,395           1,000         548,319           1,250
                                                               -----------     -----------     -----------     -----------

       Cash at end                                             $     1,000     $     7,543     $     1,000     $     7,543
                                                               ===========     ===========     ===========     ===========

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                               $    87,602     $   156,816     $   133,085     $   300,106
                                                               ===========     ===========     ===========     ===========

   Income taxes paid                                           $      --       $   195,056     $      --       $   377,772
                                                               ===========     ===========     ===========     ===========

Noncash Transactions:
   Issuance of performance shares                              $      --            77,220     $      --            77,220
                                                               ===========     ===========     ===========     ===========

   Equipment notes payable for the acquisition of equipment    $      --            19,812     $      --            19,812
                                                               ===========     ===========     ===========     ===========

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

        The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the six months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

2.      INVENTORIES

                                        SEPTEMBER 30,        MARCH 31
                                           1997                1997
                                        -------------      ------------
                                         (Unaudited)


        Raw materials                   $   1,807,319      $  2,063,783
        Work-in-progress                      370,575           435,937
        Finished goods                      1,609,724         1,133,193
                                        -------------      ------------

                                        $   3,787,618      $  3,632,913

                                        =============      ============

3.      NONRECURRING CHARGE - PROVISION FOR CREDIT LOSS

        The Company entered into an agreement with its factor in January 1997 (revised May 1997) to assume the credit risk, beyond an agreed portion, for the nonpayment of receivables due from one customer. In July 1997, the customer filed for bankruptcy under Chapter XI. At June 30, 1997, the Company provided a $243,500 reserve for their entire portion of the credit loss. At September 30, 1997, the Company reversed $95,000 of this reserve to reflect an estimated recovery based upon the filing of a reclamation claim.

                                  JENNA LANE

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.      EARNINGS PER SHARE

        The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share:

                                                Three Months Ended       Six Months Ended
                                                  September 30,            September 30,
                                              ----------------------  ----------------------
                                                 1997        1996        1997        1996
                                              ----------  ----------  ----------  ----------
        Primary:

        Common shares outstanding              4,290,000   2,047,619   4,290,000   2,047,619

        Effect of assuming exercise
          of outstanding stock options
          and warrants based on the
          treasury stock method                1,129,492      40,000   1,129,492      24,556
                                              ----------  ----------  ----------  ----------

        Shares used in computing primary
          earnings per share                   5,419,492   2,087,619   5,419,492   2,072,175
                                              ==========  ==========  ==========  ==========

        Fully Diluted:

        Average common shares and common
          shares equivalents                   5,419,492   2,087,619   5,419,492   2,072,175

        Additional shares assuming
          conversion of preferred stock             -        952,381        -        952,381
                                              ----------  ----------  ----------  ----------

        Shares used in computing fully
          diluted earnings per share           5,419,492   3,040,000   5,419,492   3,024,556
                                              ==========  ==========  ==========  ==========

        Primary earnings per common and common equivalent share were computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. Stock options and warrants are the only common stock equivalents. 1997 net income applicable to common stock for the three and six months ended September 30, 1997, has been adjusted by $33,072 and $68,130, respectively, to reflect the application of the 20% rule under the treasury stock method.

        The 1997 fully diluted earnings per common share is computed based on $351,377 and $593,979 of net income applicable to common stock for the three and six months ended September 30, 1997, respectively, as a result of applying the treasury stock method based upon closing market price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended September 30, 1997 and 1996, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                                                Three Months Ended                 Six Months Ended
                                                September 30,                      September 30,
                                                1997            1996               1997           1996

Net sales                                       100.0%          100.0%             100.0%         100.0%
Cost of sales                                    81.2            82.2               80.8           81.8
                                                -----           -----              -----          -----

     Gross profit                                18.8            17.8               19.2           18.2
Operating expenses                               14.7            17.1               14.6           15.9
                                                -----           -----              -----          -----

     Income from operations                       4.1             0.7                4.6            2.3
Other (income) expenses                          (0.8)            0.5                0.6            0.4
                                                -----           -----              -----          -----

     Income before income taxes                   4.9             0.2                4.0            1.9
Provision for income taxes                        2.0             0.1                1.7            0.8
                                                -----           -----              -----          -----

     Net income                                   2.9%            0.1%               2.3%           1.1%
                                                -----           -----              -----          -----

Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996

Net sales of $11.3 million in the three months ended September 30, 1997 represented an increase of $2.8 million, or 33% over net sales of $8.5 million in the three months ended September 30, 1996. The increase in net sales was primarily attributable to continued expansion of the customer base and increased volume from several existing customers.

The Company's gross profit increased from $600,000, or 39.6% to $2.1 million for the three months ended September 30, 1997 from $1.5 million for the three months ended September 30, 1996. Gross profit margin increased to 18.8% in the three months ended September 30, 1997 from 17.8% in the three months ended September 1996. The increase in gross profit margin resulted primarily from higher import sales volume. Gross profit from import sales is generally higher than gross profit from domestically produced merchandise.

Operating expenses, including all transactions with the factor, increased $204,000, or 14.0% to $1.7 million in the three months ended September 30, 1997 from $1.5 million in the three months ended September 30, 1996. The increase was primarily due to an increase of $125,000 in payroll and related costs, including $75,000 in increased selling salaries, as well as $63,000 in selling related expenses which resulted from increased sales volume. Factoring costs decreased $53,000 as a result of lower commission rates, and reduced borrowing for working capital needs.

As a result of the above factors, income from operations increased from $59,000 in the three months ended September 30, 1996 to $456,000 in the three months ended September 30, 1997.

Other income was $95,000 for the three months ended September 30, 1997, resulting from the partial reversal of a provision for credit loss in connection with a loss sharing agreement with the Company's factor pertaining to Montgomery Ward's, which has declared bankruptcy. This reversal represents a reclamation claim against Montgomery Ward. Other expenses of $42,000 for the three months ended September 30, 1996 consist of interest expense on promissory notes issued in November 1995 and related financing costs. The notes were repaid in March 1997 from the proceeds of the Company's initial public offering.

Six Months Ended September 30, 1997 Compared with Six Months Ended September 30, 1996

Net sales of $23.0 million in the six months ended September 30, 1997 represented an increase of $4.8 million, or 26.4% over net sales of $18.2 million in the six months ended September 30, 1996. The increase in net sales was primarily attributable to continued expansion of the customer base and increased volume from several existing customers.

The Company's gross profit increased $1.1 million, or 33.4% to $4.4 million for the six months ended September 30, 1997 from $3.3 million for the six months ended September 30, 1996. Gross profit margin increased to 19.2% in the six months ended September 30, 1997 from 18.2% in the six months ended September 30, 1996. The increase in gross profit margin resulted primarily from higher import sales volume. Gross profit from import sales is generally higher than gross profit from domestically produced merchandise.

Operating expenses, including all transactions with the factor, increased $451,000, or 15.5% to $3.3 million in the six months ended September 30, 1997 from 2.9 million in the three months ended September 30, 1996. The increase was primarily due to an increase of $393,000 in payroll and related costs, including $183,000 in increased selling salaries, as well as $99,000 in selling related expenses which resulted from increased sales volume. Factoring costs decreased $229,000 as a result of lower commission rates, and reduced borrowing for working capital needs.

As a result of the above factors, income from operations increased 160% from $409,000 in the six months ended September 30, 1996 to $1.1 million in the six months ended September 30, 1997.

Other expenses were $148,500 for the six months ended September 30, 1997, resulting from a nonrecurring provision for credit loss in connection with a loss sharing agreement with the Company's factor pertaining to Montgomery Ward's, which has declared bankruptcy. Such loss sharing arrangements are not entered into except under unusual circumstances. Other expenses of $67,000 for the six months ended September 30, 1996 consist of interest expense on promissory notes issued in November 1995. These notes were repaid in March 1997 from the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

In March 1997, the Company received approximately $5,352,000 (net of underwriting discounts, commissions, and expenses) in proceeds from its initial public offering of investment units. The Company believes that the net proceeds from its initial public offering, anticipated cash flow from operations and availability of advances under its factoring agreement will be sufficient to meet working capital requirements and capital expenditures for the foreseeable future. The Company is consistently evaluating opportunities to obtain licenses or make certain acquisitions related to the Company's business. The Company believes its present liquidity and financing sources would enable it to complete certain of these potential transactions, however, additional financing could be required in other potential situations.

The Company's working capital increased from $7.2 million at the end of fiscal 1997 to $7.3 million at September 30, 1997. The slight increase in working capital is primarily due to an increase in the amount due from factor based on increased levels of business activity partially offset by a decrease in cash resulting from the use of proceeds of the initial public offering for capital expenditures of $234,000 and loans to contractors of $274,000.

Inventories have increased from $3.6 million at the end of fiscal 1997 to $3.8 million at September 30, 1997 as a result of continued expansion of import sales volume.

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

Dated: November 13, 1997
                                    JENNA LANE, INC.



                                    By:  /s/ Mitchell Dobies
                                       -------------------------------------
                                       Mitchell Dobies, President and Co-
                                       Chief Executive Officer



                                    By:  /s/ Charles Sobel
                                       -------------------------------------
                                       Charles Sobel, Co-Chief
                                       Executive Officer

                                 Exhibit Index
                                 -------------

11.     Computation of Earnings Per Common Share

27.1    Financial Data Schedule