Form 10-Q
period 1997-03-31
JENNA LANE INC
filed 1998-02-13
CIK 944853

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended: December 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from..............to...................

                        Commission File Number: 333-11979

                                JENNA LANE, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      22-3351399
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                            1407 Broadway, Suite 2004
                            New York, New York 10018
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 704-0002
                  ---------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No

As of February 10, 1998, there were 4,290,000 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                                                        Page of
Item 1.  Financial Statements.                                                                         Form 10-Q
                                                                                                       ----------
Balance Sheets as of December 31, 1997(unaudited) and March 31, 1997                                      3

Statements of Operations for the three and nine months ended
          December 31, 1997 and 1996 (unaudited)                                                          4

Statements of Cash Flows for the three and nine months ended
         December 31, 1997 and 1996 (unaudited)                                                           5

Notes to Financial Statements for the nine months ended December 31, 1997 and 1996                        6,7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.           8-10

-----------------------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Part I. - Financial Information

Item 1. Financial Statements

                                               JENNA LANE, INC.

                                                BALANCE SHEETS


                                                                               December 31,          March 31,
                                                    ASSETS                         1997                1997
                                                                              -------------        -------------
                                                                               (Unaudited)
Current Assets:
    Cash                                                                       $     7,433         $   548,319
    Due from factors                                                             3,684,392           4,954,462
    Inventories                                                                  5,376,361           3,632,913
    Prepaid income taxes                                                            --                 182,989
    Prepaid expenses and other                                                     334,245             353,446
    Deferred income taxes                                                           36,000              26,000
                                                                               -----------         -----------
        Total Current Assets                                                     9,438,431           9,698,129

Property and Equipment, net                                                        449,606             242,804

Other Assets                                                                       317,080              93,909
                                                                               -----------         -----------
                                                                               $10,205,117         $10,034,842
                                                                               ===========         ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                           $ 2,050,316         $ 2,204,555
    Accrued liabilities                                                            216,802             287,823
    Income taxes payable                                                           125,676                -
    Current maturities of long-term debt                                            14,114              13,897
                                                                               -----------         -----------
        Total Current Liabilities                                                2,406,908           2,506,275
                                                                               -----------         -----------

Long-Term Debt                                                                       6,333              16,797
                                                                               -----------         -----------

Deferred Income Taxes                                                               33,000              50,000
                                                                               -----------         -----------

Shareholders' Equity:
    Common stock, $.01 par value; 18,000,000 shares
      authorized; issued and outstanding, 4,290,000 shares                          42,900              42,900
    Capital in excess of par value                                               7,063,733           7,063,733
    Unearned compensation, performance shares                                      (15,907)            (63,626)
    Retained earnings                                                              668,150             418,763
                                                                               -----------         -----------

        Total Shareholders' Equity                                               7,758,876           7,461,770
                                                                               -----------         -----------
                                                                               $10,205,117         $10,034,842
                                                                               ===========         ===========


                                  See notes to unaudited financial statements.

                                               JENNA LANE, INC.

                                           STATEMENTS OF OPERATIONS
                                                 (Unaudited)




                                                         Three Months Ended             Nine Months Ended
                                                            December 31,                   December 31,
                                                      ------------------------       ------------------------
                                                         1997         1996              1997         1996
                                                      -----------  -----------       -----------  -----------
Net Sales                                             $7,723,861   $7,363,213        $30,753,741  $25,595,708

Cost of Sales                                          6,474,112    6,069,461         25,081,214   20,986,787
                                                      ----------   ----------        -----------  -----------

     Gross Profit                                      1,249,749    1,293,752          5,672,527    4,608,921
                                                      ----------   ----------        -----------  -----------
Operating Expenses:
   Selling, general and administrative                 1,549,934    1,185,223          4,539,215    3,495,016
   Factoring charges and interest                        148,389      226,615            515,553      822,517
                                                      ----------   ----------        -----------  -----------

     Total Operating Expenses                          1,698,323    1,411,838          5,054,768    4,317,533
                                                      ----------   ----------        -----------  -----------

     Operating (Loss) Income                            (448,574)    (118,086)           617,759      291,388
                                                      ----------   ----------        -----------  -----------

Other Expenses:
   Provision for credit loss                               7,800       --                156,300        --
   Interest expense - promissory notes                      --         43,750               --        103,125
   Amortization of deferred financing costs                 --         13,455               --         21,486
                                                      ----------   ----------        -----------  -----------

     Total Other Expenses                                  7,800       57,205            156,300      124,611
                                                      ----------   ----------        -----------  -----------

     (Loss) Income Before Income Taxes                  (456,374)    (175,291)           461,459      166,777

(Credit) Provision for Income Taxes                     (170,000)    (102,329)           212,072       49,671
                                                      ----------   ----------        -----------  -----------

     Net (Loss) Income                                  (286,374)     (72,962)           249,387      117,106

Preferred Dividends                                         --         25,000               --         75,000
                                                      ----------   ----------        -----------  -----------

     Net (Loss) Income Applicable to
        Common Shares                                 $ (286,374)  $  (97,962)       $   249,387  $    42,106
                                                      ==========   ==========        ===========  ===========

Net (Loss) Income Per Common and
   Common Equivalent Share    - Basic                 $    (0.07)  $    (0.05)       $      0.06  $      0.02
                                                      ==========   ==========        ===========  ===========

                              - Diluted               $    (0.07)  $    (0.05)       $      0.05  $      0.02
                                                      ==========   ==========        ===========  ===========


                                    See notes to unaudited financial statements.

                                            JENNA LANE, INC.

                                        STATEMENTS OF CASH FLOWS
                                              (Unaudited)



                                                                Three Months Ended             Nine Months Ended
                                                                   December 31,                   December 31,
                                                             ------------------------       ------------------------
                                                                1997         1996              1997         1996
                                                             -----------  -----------       -----------  -----------
Operating Activities:
   Net (loss) income                                         $  (286,374) $   (72,962)      $   249,387  $   117,106
   Adjustments to reconcile net (loss) income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                             39,548       43,606           117,349       99,565
        Deferred income taxes                                    (12,000)       8,000           (27,000)      19,000
        Amortization of debt discount                               --         18,750              --         46,875
        Other                                                        743         --                 743         --
        Changes in assets and liabilities:
          Due from factor                                      2,109,522      658,156         1,270,070    1,526,353
          Inventories                                         (1,588,743)    (440,074)       (1,743,448)    (446,596)
          Prepaid expenses and other                             (22,582)     (67,957)           19,201      (57,654)
          Income taxes                                          (188,335)    (121,217)          308,665     (357,989)
          Accounts payable and accrued liabilities                (7,942)      71,771          (225,260)    (905,047)
                                                             -----------  -----------       -----------  -----------

        Net Cash Provided By (Used In) Operating Activities       43,837       98,073           (30,293)      41,613
                                                             -----------  -----------       -----------  -----------
Investing Activities:
   Capital expenditures                                          (41,705)     (22,125)         (275,699)    (135,026)
   Security deposits and other                                      --           --             (13,914)     (50,153)
   Issuance of notes receivable                                  (11,000)        --            (285,030)        --
   Repayment of notes receivable                                  18,830         --              74,297         --
                                                             -----------  -----------       -----------  -----------

        Net Cash Used In Investing Activities                    (33,875)     (22,125)         (500,346)    (185,179)
                                                             -----------  -----------       -----------  -----------
Financing Activities:
   Proceeds from issuance of units                                  --           --                --        500,000
   Principal payments on equipment notes payable                  (3,529)      (2,767)          (10,247)      (4,892)
   Repurchase of performance shares                                 --           --                --           (300)
   Dividends paid                                                   --        (25,000)             --       (150,000)
   Deferred financing costs                                         --        (35,618)             --       (182,386)
                                                             -----------  -----------       -----------  -----------
        Net Cash (Used In) Provided By Financing
          Activities                                              (3,529)     (63,385)          (10,247)     162,422
                                                             -----------  -----------       -----------  -----------

        Net Increase (Decrease) In Cash                            6,433       12,563          (540,886)      18,856

Cash at beginning                                                  1,000        7,543           548,319        1,250
                                                             -----------  -----------       -----------  -----------

        Cash at end                                          $     7,433  $    20,106       $     7,433  $    20,106
                                                             ===========  ===========       ===========  ===========
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                             $    68,940  $   119,151       $   202,025  $   419,257
                                                             ===========  ===========       ===========  ===========

   Income taxes paid                                         $    30,335  $    13,246       $    30,335  $   391,018
                                                             ===========  ===========       ===========  ===========
Noncash Transactions:
   Issuance of performance shares                            $      --           --         $      --         77,220
                                                             ===========  ===========       ===========  ===========

   Equipment notes payable for the acquisition of equipment  $      --          7,118       $      --         26,930
                                                             ===========  ===========       ===========  ===========



                                See notes to unaudited financial statements.

                                JENNA LANE, INC.



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996



1.        ORGANIZATION AND BASIS OF PRESENTATION

         The Company, organized in the State of Delaware in February 1995, designs and manufactures (through contractors) and imports women's sportswear for the domestic retail market.

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1997. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the nine months ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

2.        INVENTORIES

                                                                 December 31,            March 31,
                                                                     1997                  1997
                                                              ------------------    ---------------
                                                                  (Unaudited)

         Raw materials                                         $    2,110,234        $    2,063,783
         Work-in-process                                              207,049               435,937
         Finished goods                                             3,059,078             1,133,193
                                                               --------------        --------------

                                                               $    5,376,361        $    3,632,913
                                                               ==============        ==============

3.       NONRECURRING CHARGE - PROVISION FOR CREDIT LOSS

         The Company entered into an agreement with its factor in January 1997 (revised May 1997) to assume the credit risk, beyond an agreed portion, for the nonpayment of receivables due from one customer. In July 1997, the customer filed for bankruptcy under Chapter XI. The Company provided a $243,500 reserve for their entire portion of the credit loss and subsequently adjusted this reserve to reflect an $87,200 partial recovery based upon the filing of a reclamation claim.

                                JENNA LANE, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996


4.       EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

         The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share:

                                                                                            Nine Months Ended
                                                                                              December 31,
                                                                                          1997             1996
                                                                                      -----------      --------

         Basic:

         Common shares outstanding                                                      4,290,000         2,047,619

         Effect of using weighted average                                                 -                 (41,600)
                                                                                     ------------      ------------

         Weighted average number of shares outstanding                                  4,290,000         2,006,019

         Diluted:

         Effect of assuming exercise of outstanding stock options and
            warrants based on the treasury stock method                                   762,706            20,000
                                                                                      -----------      ------------

         Shares used in computing diluted earnings per share                            5,052,706         2,026,019
                                                                                     ============      ============

         Computation of diluted earnings per share is not presented for the three months ended December 31, 1997 and 1996 because including potential common shares will result in an antidilutive per-share amount due to the net loss in each period.

         Additional shares issuable assuming conversion of preferred shares is antidilutive for the nine months ended December 31, 1996.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended December 31, 1997 and 1996, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                                                                Three Months Ended           Nine Months Ended
                                                                   December 31,                  December 31,
                                                               1997           1996          1997         1996

         Net sales                                             100.0%        100.0%         100.0%        100.0%
         Cost of sales                                          83.8          82.4           81.6          82.0
                                                              ------       -------        --------       ------

                Gross profit                                    16.2          17.6           18.4          18.0
         Operating expenses                                     22.0          19.2           16.4          16.9
                                                              ------       -------        -------        ------

                (Loss) income from operations                   (5.8)         (1.6)           2.0           1.1
         Other expenses                                          0.1           0.8            0.5           0.4
                                                              ------       -------        -------        ------

                (Loss) income before income taxes               (5.9)         (2.4)           1.5           0.7
         (Credit) provision for income taxes                    (2.2)         (1.4)           0.7           0.2
                                                              ------       -------        -------        ------

                Net (loss) income                               (3.7)%        (1.0)%          0.8%          0.5%
                                                              ======       =======        =======        ======


Three Months Ended December 31, 1997 Compared with Three Months Ended December 31, 1996

Net sales of $7.7 million in the three months ended December 31, 1997 represented a slight increase of $300,000, or 4.1% over net sales of $7.4 million in the three months ended December 31, 1996. The increase in net sales was primarily attributable to continued expansion of the customer base and increased volume from several existing customers.

The Company's gross profit decreased $44,000, or 3.4% to $1.2 million for the three months ended December 31, 1997 from $1.3 million for the three months ended December 31, 1996. Gross profit margin decreased to 16.2% in the three months ended December 31, 1997 from 17.6% in the three months ended December 31, 1996. Weaknesses in certain import product categories necessitated price reductions in what the Company believes is a difficult retail environment.

Operating expenses, including all transactions with the factor, increased $287,000, or 20.3% to $1.7 million in the three months ended December 31, 1997 from $1.4 million in the three months ended December 31, 1996. The increase was primarily due to an increase of $164,000 in payroll and related costs, including $131,000 in increased selling salaries, as well as $71,000 in selling related expenses which resulted from the expanded sales force which is in place. Factoring costs decreased $78,000 as a result of lower commission rates, and reduced borrowing for working capital needs.

As a result of the above factors, loss from operations increased from $118,000 in the three months ended December 31, 1996 to $448,000 in the three months ended December 31, 1997.

Other expenses were $7,800 for the three months ended December 31, 1997, resulting from a final adjustment of the credit loss incurred in connection with a loss sharing agreement with the Company's primary factor pertaining to Montgomery Ward's, which has declared bankruptcy. Other expenses of $57,000 for the three months ended December 31, 1996 consisted of interest expense on promissory notes issued in November 1995 and related financing costs. The notes were repaid in March 1997 from the proceeds of the Company's initial public offering.

Nine Months Ended December 31, 1997 Compared with Nine Months Ended December 31, 1996

Net sales of $30.8 million in the nine months ended December 31, 1997 represented an increase of $5.2 million, or 20.3% over net sales of $25.6 million in the nine months ended December 31, 1996. The increase in net sales was primarily attributable to continued expansion of the customer base and increased volume from several existing customers.

The Company's gross profit increased $1.1 million, or 23.1% to $5.7 million for the nine months ended December 31, 1997 from $4.6 million for the nine months ended December 31, 1996. Gross profit margin increased to 18.4% in the nine months ended December 31, 1997 from 18.0% in the nine months ended December 31, 1996. The increase in gross profit margin resulted primarily from higher import sales volume. Gross profit from import sales is generally higher than gross profit from domestically produced merchandise.

Operating expenses, including all transactions with the factor, increased $737,000, or 17.1% to $5.1 million in the nine months ended December 31, 1997 from $4.3 million in the nine months ended December 31, 1996. The increase was primarily due to an increase of $555,000 in payroll and related costs, including $253,000 in increased selling salaries, as well as $171,000 in selling related expenses which resulted from increased sales volume. Factoring costs decreased $307,000 as a result of lower commission rates, and reduced borrowing for working capital needs.

As a result of the above factors, income from operations increased 112% from $291,000 in the nine months ended December 31, 1996 to $618,000 in the nine months ended December 31, 1997.

Other expenses were $156,000 for the nine months ended December 31, 1997, resulting from a non-recurring provision for credit loss in connection with a loss sharing agreement with the Company's factor pertaining to Montgomery Ward's, which has declared bankruptcy. Such loss sharing arrangements are not entered into except under unusual circumstances. Other expenses of $125,000 for the nine months ended December 31, 1996 consist of interest expense on promissory notes issued in November 1995. These notes were repaid in March 1997 from the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

In March 1997, the Company received approximately $5,352,000 (net of underwriting discounts, commissions, and expenses) in proceeds from its initial public offering of investment units. The Company believes that the net proceeds from its initial public offering, anticipated cash flow from operations and availability of advances under its factoring agreement will be sufficient to meet working capital requirements and capital expenditures for the foreseeable future, although there can be no assurance thereof.

The Company is consistently evaluating opportunities to obtain licenses or make certain acquisitions related to the Company's business. Effective January 1, 1998, the Company began operations of its new division - Smart Objects. This division will consist primarily of junior and large size domestic moderate priced knit sweaters. Initial shipments commenced in January 1998 with full scale operations expected by Fall 1998.

The Company also signed, on February 5, 1998, a license agreement for Misses, Petite, Junior and Plus size sportswear to utilize the US Polo Association brand. Jenna Lane Polo Association, Ltd., a recently formed wholly-owned subsidiary of the Company, will implement the license. The license agreement provides for a term of 3 years, renewable for 3 additional years, and requires royalties of 5% of net sales to be paid to Quade, Inc., the master licensee for the US Polo Association trademarks. Minimum royalties of $150,000, $200,000 and $250,000 are payable in the first, second the third years of the agreement, respectively. The agreement may be terminated by Quade upon certain events defined in the agreement.

The Company believes its present liquidity and financing sources will enable it to complete these transactions, however, additional financing could be required in other potential situations.

The Company's working capital decreased from $7.2 million at the end of fiscal 1997 to $7.0 million at December 31, 1997. The slight decrease in working capital is primarily due to a decrease in cash resulting from the use of the proceeds of the initial public offering for capital expenditures of $276,000 and loans to contractors of $211,000.

Inventories have increased from $3.6 million at the end of fiscal 1997 to $5.4 million at December 31, 1997 primarily as a result of continued expansion of import sales volume, addition of new import product categories and the timing of receipt of Spring 1998 merchandise in December 1997. The Company is aggressively monitoring its inventory levels particularly in light of recent developments affecting the Asian economies which may result in reduced costs in the future.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings: There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company is subject to normal litigations in the ordinary course of business.

Item 2.           Changes in Securities:  None.

Item 3.           Defaults Upon Senior Securities:  None.

Item 4.           Submissions of Matters to a Vote of Security Holders:

                  (a) The Annual Stockholders Meeting of the Company was held on December 15, 1997.

                  (b) The following directors were elected or their term of
                      office as a director continued after the meeting:

                           Mitchell Dobies, Charles Sobel, Gerald Cohen, Mitchell Herman and Gerald Kanter.

                  (c) The following is a brief description of matters voted
                      upon by shareholders at the Annual Meeting and the results of the vote:

                           (i) Ratification of Edward Isaacs & Company, LLP as the Corporation's Independent Auditors for the Fiscal Year Ended March 31, 1998: Approved by majority vote of those stockholders present at the meeting in person or by proxy.

                           (ii) Election of Directors: Approved by a majority vote of those stockholders present at the meeting in person or by proxy.


Item 5.           Other Information:  None.

Item 6.           Exhibits and Reports on Form 8-K:

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

Dated: February 13, 1997
                                                              JENNA LANE, INC.



                                          By: /s/ Mitchell Dobies
                                             ----------------------------------
                                             Mitchell Dobies, President and Co-
                                               Chief Executive Officer



                                          By: /s/ Charles Sobel
                                             ----------------------------------
                                             Charles Sobel, Co-Chief
                                               Executive Officer

                                  Exhibit Index


11.  Computation of Earnings Per Common Share

27.1 Financial Data Schedule