Form 10-K405
period 1998-03-31
JENNA LANE INC
filed 1998-06-29
CIK 944853

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 1998

                                       OR

 [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ......... to ..........

                         Commission file number: 0-29126

                                JENNA LANE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                           22-3351399
         ----------------------------------------          --------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         1407 Broadway, Suite 2004                          10018
         ----------------------------------------          --------------------
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (212) 704-0002
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                            $.01 par value and Class A Common
                                            Stock Purchase Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes...X.... No.....

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Aggregate market value of voting and non-voting common equity held by non-affiliates as of June 23, 1998: $6,550,652.50 (includes all common equity, whether or not registered under the Securities Act of 1933, as amended)


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 23, 1998 the number of shares of common stock outstanding was 4,414,707 shares.

DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting, which will be filed within 120 days of March 31, 1998, are incorporated by reference into Part III.

                                     PART I

Item 1. Business.

Overview

       The Company was formed in February 1995 and designs, manufactures and markets high quality, cut and sewn, popularly priced "junior", "missy", and large size basic sportswear, basic fashion sportswear, and fashion knit and woven sportswear and other apparel for women and children. The Company was founded by individuals with extensive experience in apparel manufacturing, operations, sales and merchandising. Since its inception, the Company has dedicated its time and resources primarily to the development of three sets of product lines, basic sportswear, basic fashion sportswear and fashion sportswear.

       Sales of basic sportswear comprised approximately 35% of the Company's revenues in the fiscal year ended March 31, 1998. In the production of basic sportswear, the Company operates primarily as a domestic manufacturer which substantially controls or owns all aspects of its production capability, known within the industry as "vertical integration." The Company believes that this vertical integration positions the Company among the few apparel manufacturers in its market with the ability to control and manage the entire manufacturing process from the conversion of yarn into fabric to the completion of finished apparel. The Company believes it is able to realize significant cost savings through its retention of responsibility for the manufacturing of its own fabric (although not actually manufacturing itself). As a result, the Company believes it can sell high quality merchandise to price sensitive discounters and mass merchants at prices competitive to those of imported goods.

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

       The second merchandise product line that the Company has focused upon is the manufacturing of basic fashion products. Sales of basic fashion comprised approximately 35% of the Company's revenues for the fiscal year ended March 31, 1998. In its sales of basic fashion, the Company is able to manufacture higher quality goods at a moderate price point, by using its domestic vertically integrated facilities in conjunction with imported processes more typical to the fashion industry.

       The third key merchandise product line which the Company has pursued, which comprised approximately 30% of the Company's revenues in the fiscal year ended March 31, 1998, is fashion sportswear. In producing its fashion sportswear, the Company follows more traditional manufacturing processes utilized in the apparel industry, namely the purchasing of fabric from outside vendors.

       The fashion and basic fashion sportswear product lines generate a higher gross profit margin than basic sportswear due to the differentiation of product and reduced competition. In its fashion and basic fashion sportswear production, the Company loses its competitive advantage of converting its own fabrics, however, management believes that its long standing relationships with buyers and management of its retail customers and its overall merchandising and design skills allow the Company to successfully compete in the fashion and basic fashion sportswear business, although no assurance of the continuation of such success can be given.

       The Company's sales efforts are organized based on the merchandise category and/or customer, and are divided into "Missy"/Large Size, Young Large Size, Imports, Mail Order, Mass Merchants, Smart Objects (Sweaters), United States Polo Association ("USPA") and Children's. There can be no assurance that these sales efforts will be successful or that the Company will not determine to add additional categories or eliminate some or all of the divisions denoted above.

       Although management is pleased with its success to date in selling basic, basic fashion and fashion sportswear, and believes the Company will continue to benefit from substantial focus on those areas, a longer-term opportunity for expansion will be the growth and development of sales of imports. Management's long-term plan includes continuing to expand its importing activities which represented approximately 36% of the Company's revenues for the fiscal year ended March 31, 1998. Management also seeks to diversify its product offerings with the additions of the Smart Objects, selling moderately priced sweaters, USPA, a mid-market brand name and Children's sales groups. The Company continues to pursue potential strategic acquisitions or license arrangements to further broaden its product and customer base. There can be no assurance that this plan will be successfully implemented or, if implemented, result in profits to the Company.

       The Company attempts to maximize its competitive advantage through its market focus, product design, and merchandise. The Company targets the major national, regional and specialty chains whose volume demands attract them to manufacturers who can produce quality merchandise in high volumes at low cost within specified delivery schedules.

       The Company generally focuses on popularly priced clothing, a segment of the apparel industry which management believes is experiencing faster growth than the industry as a whole. The Company believes, although it has no quantitative evidence thereof, that demographic trends have shifted consumer spending habits and apparel expenses have become a smaller proportion of personal expenditures for the "baby boom" population born between 1945 and 1964. Management believes that these consumers are required to shift more of their disposable income to the payment of mortgages, children's education and savings. As consumers have less money to spend on clothing, management believes they are shifting their apparel spending to discounters and off-price retailers. They are also purchasing more basics that can be worn for more than one season and have lower risk of becoming out of style in the year following purchase. At the same time, the currently strong economy has increased the interest in basic fashion products, which are higher priced but maintain some of the multi-season utility of basic sportswear.

       A major focus of the Company's merchandising efforts involves the sale of fashion, basic fashion and basic sportswear to large size women's departments. Management believes that this market will grow due to the aging of the population and the tendency of older people to be overweight, although there can be no assurance of this.

       The Company also will respond to what management believes to be the growing trend among retailers for "quick response" whereby the retailer rapidly determines consumer preferences and shifts inventory in response to these preferences. Quick response involves shortening the production cycle, improving productivity, reducing inventory and accelerating the feedback of consumer preference to their manufacturer. Management believes that most major retailers are working with their manufacturers to speed restocking time and create efficient ways to reduce response time on orders. The anticipated growth in the company's sales of imports, however, may reduce the Company's focus on "quick response" based revenues.

       In March 1997, the Company completed its initial public offering of investment units comprising shares of Common Stock and Class A Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.36, subject to adjustment, at any time until March 19, 2000. The net proceeds of the offering were approximately $5,352,000. The Common Stock and Warrants are listed on the Nasdaq National Market System ("Nasdaq") under the symbols JLNY and JLNYW, respectively. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters."

Product Line

       The Company specializes in the design, manufacture and marketing of high quality cut and sewn knit women's and children's wear. The Company's products are sold at popular and moderate price points, typically ranging from $9 to $40 at retail. A large portion of the Company's sales are from merchandise sold under the label of the retailer (known as "private label"). The remainder are sold under the Company's own labels, which currently include Smart Objects (TM), United States Polo Association (R), Stressed Out (TM), Jenna Lane (TM), JLNY
(TM), Eric Charles (TM) and Jenna Lane Woman (TM). The Company's product line consists of many different styles that are changed twice each year in response to the two major selling seasons in the apparel industry - fall/back to school and spring. Adjustments and changes are made continuously to the line in response to customer information. Many of these styles are similar but customized to meet the design requests of the retailer or to provide the retailer with merchandising which its competitor is not selling.

       As indicated above, the Company concentrates on three primary product lines: basic, fashion basic and fashion sportswear. Basic apparel is significantly less risky than basic fashion and fashion apparel, primarily because of its longer product life cycle, but contains a lower gross profit margin. Management attempts to blend the relative risk levels with the profitability of these areas.

       The Company believes it has established a strong presence in the large size women's market through the establishment of two separate sales groups in this category. The first is young large size, catering primarily to plus size young women and for young working women. The second sales group serves the more traditional middle aged large size customer.

       In the large size women's market, the Company produces a variety of pants, shorts, skirts, blouses, t-shirts, sweaters, coordinates, and dresses in knitted fabrics consisting predominantly of lycra, acrylic, and poly cotton. Bottoms and tops predominate this category, with bottoms generally producing greater sales than tops.

       The Company believes it is a dominant manufacturer in the category of leggings and stirrup pants containing lycra in the popular price and the large size women's category and is a major manufacturer of lycra bottoms in popular price "missy" sizes. The Company believes that its success in marketing bottoms will depend upon its ability to compete on the basis of price against imports.

Sales Groups

       The Company is organized into eight sales groups, described in more detail below. Each sales group is decentralized with regard to sales. Production costs and operating costs associated with each sales group are not the responsibility of the sales group manager and operating expenses are not allocated by sales group. Management of the sales groups are generally compensated based on a commission tied to net sales and profit margins, although some are compensated in part based upon the overall profitability of the sales group. The Company believes that this structure enables sales group management to concentrate on sales and merchandising.

       The Company sells a majority of its products directly through its own showroom at 1407 Broadway in Manhattan, New York. Most mail order sales, however, are handled by its mail order showroom at 1384 Broadway in Manhattan, New York. All sales of USPA products are made through a shared-rent arrangement in a showroom at 1384 Broadway in Manhattan, separate from the mail order showroom. In addition to its Co-Chief Executive Officers, Messrs. Mitchell Dobies and Charles Sobel, the Company currently employs eight individuals in sales. Although no written contracts exist with these additional salespeople (other than Messrs. Dobies, Sobel, Eric Holtz, Martin Richter and Lori Katz, see "Executive Compensation"), they generally receive a monthly draw against commission, with the commission being determined by the gross profit margin on an order by order basis. The Company pays for "co-op" advertising as may be required in its agreements with customers and plans to use some advertising and marketing efforts on behalf of USPA sales group.

       "Missy"/Large Size. This sales group is responsible for selling merchandise to customers servicing the more traditional "missy" and large size markets. Merchandising in this sales group consists primarily of bottoms, tops and coordinates. As mentioned previously, bottoms containing lycra are a strong product in this category.

       Young Large Size. This sales group's efforts are directed at customers who service the under 25 large size market. The product is most commonly Junior inspired fabrications and silhouettes manufactured to large size specifications. The Company designs and manufactures a broad array of bottoms, tops, and dresses for these customers. The Company's products are priced at retail generally from $16.99 - $39.99.

       Imports. As mentioned above, a longer-term opportunity for expansion will be the growth and development of the import sales group. Part of management's long-term plan is to continue to expand its importing activities. Eric Holtz, who has extensive experience in the design, sourcing and selling of imported woven products, serves as Director of the import sales group.

       Price points for both denim and woven products in this sales group are slightly higher than those which are domestically produced, with similar gross margins to domestic products. Management believes that reduced trade restrictions, increased competition in the domestic market and other factors have enhanced the Company's ability to substantially increase its activities in the import area. The Company plans for all of its sales groups, as much as possible, to benefit through the use of importing. It is the Company's goal to make the use of imports the dominant focus of the Company's production efforts.

       Mail Order. This sales group is responsible for selling merchandise to companies who sell through direct mail catalogs. The product line includes wovens and knits in both basic and fashion sportswear, and tends to concentrate on somewhat higher price points than the Company's other products.

       Mass Merchants. Management believes that, although no assurance can be given, this sales group represents a very strong opportunity for significant sales growth, primarily due to the management's reputation and its relationships with key customers. The mass merchant area, however, is characterized by small gross profit margins, and the Company intends to carefully control this sales growth and attempt to limit it to the most profitable niches of that business. In addition, the Company carefully manages its relationships with retailers, and endeavors to avoid committing a large percentage of its business to any one retailer.

       Due to the customers' specific needs in the areas of color, price, styling and delivery, and in order to maximize the image of the Company as a whole, the mass merchant is best serviced as a separate sales group.

       Smart Objects. In February 1998, the Company established the Smart Objects sales group to manufacture and sell moderately priced women's sweaters to department stores and better specialty chains. This is the Company's first effort targeted at these retailers, and management hopes to expand sales in the other sales groups as a result of its marketing efforts to these customers. The Company markets the sweaters under the Smart Objects label. This sales group represented a small portion of the Company's fourth quarter sales.

       United States Polo Association. In February 1998, a wholly-owned subsidiary of the Company (referred to in this paragraph as the "Company"), entered into a license agreement with the master licensee of the United States Polo Association. The license covers women's apparel of various types. The license includes the use of the name United States Polo Association and its logos. The license agreement continues until July 31, 2001 but the Company has an option to extend the license for three additional years thereafter. Under the license agreement, the Company pays a royalty of 5% of net sales generated but pays a guaranteed minimum royalty of $150,000 in the first year, $200,000 in the second year, and $250,000 in the third year and in any year thereafter. The Company also is obligated to achieve minimum annual net sales of $3.0 million in the first year, $4.0 million in the second year and $5.0 million in the third year and in any year thereafter. This sales group expects to begin shipping its products in September 1998.

       Children's. In May 1998, after the end of the fiscal year to which this annual report relates, the Company established its children's sales group. On June 19, 1998, a wholly-owned subsidiary of the Company purchased substantially all of the assets of T.L.C. for Girls, Inc. ("TLC"), and a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, a manufacturer of children's wear, for an aggregate purchase price of $350,000. The Company also had loaned TLC approximately $200,000 which has been capitalized as part of the purchase price. In addition, for several months prior to the acquisition, the Company served as TLC's exclusive supplier of goods, assisting TLC in producing an order file approximating $4 million. The children's clothing shall continue to be manufactured under the "TLC" label.

Design Development

       New designs are created by an in-house staff which as of the date of this Annual Report consists of seven designers. Management believes there are many synergies in the design functions and that designs created for one sales group are frequently modified for use by other sales groups. The Company endeavors to combine creativity, knowledge of the marketplace and input from its retail customers to develop designs that incorporate established fashion trends and basic apparel.

       In order to facilitate its design activities and production, the Company uses a CAD/CAM (computer aided design/computer aided manufacturing) system which was purchased with the proceeds from its initial public offering. This system speeds the product development cycle during the design phases as well as initial pattern making and the creation of samples. In addition, customer presentations and maintenance of historical data were significantly improved with the addition of the new system.

Manufacturing

       In general, in basic sportswear merchandising, the Company maintains responsibility for the entire manufacturing process from conversion of yarn to shipment of finished goods, although it contracts out most of this work. The Company has established ties with approximately fifteen "captive" contractors, for whom the Company represents substantially all their business, to provide all of its cutting and sewing needs, although no assurance can be made that these relationships will continue at all or in a form and structure satisfactory to the Company. These "captive" relationships allow the Company to exercise substantial control over the contractor's production schedules and quality of the production process without being required to manage its own large labor force or undertake the financial obligations for capital acquisitions and equipment.

       The manufacturing process begins with the purchase of yarn. Poly cotton, acrylic and lycra are the three major yarns which are purchased by the Company. The Company generally purchases this yarn on a "spot" (or immediate) basis. During times of price fluctuations, the Company attempts to protect against these fluctuations by purchasing longer-term contracts, if possible.

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

       As indicated above, the Company has established a relationship with approximately fifteen "captive" outside contractors to provide a majority of its domestic cut and sewing needs. Although production is done outside the Company, these contractors rely on the Company for substantially all of their revenue. As the Company sales volume continues to expand, additional "captive" contractors will be added to support the increases in sales volume. As practically the only customer of these contractors, as mentioned above, the Company has control over the contractors' production scheduling and movement of merchandise. Quality is controlled in tandem by Company employees and by an in-house quality staff provided by the contractor. The Company currently has no contractual arrangement with these contractors, nor are any expected. The Company loaned an aggregate of $246,000 to certain contractors during the fiscal year ended March 31, 1998, of which $88,157 has been repaid with interest. Each of these loans is secured by certain assets of the borrower.

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

       In the manufacture of basic fashion and fashion sportswear, the Company and its captive contractors noted above are involved in the cutting and sewing process, but the Company does not purchase the yarn or knit, dye or finish it. This work is completed prior to the Company's contractor's commencement of involvement in the process.

Shipping

       The Company ships a small portion of its merchandise directly from the contractor to customers. In addition, in June 1996, the Company leased 48,519 square feet of warehouse and office space in Cranbury, New Jersey. Most of the Company's merchandise is shipped from this warehouse. Management has determined that some long-term cost savings are generated by operating its own warehouse rather than utilizing a public warehouse.

Quality Control

       A vital concern to management is product quality and quality control. Strict quality control standards are required in order to maintain and build relationships with key customers and minimize product returns. Adherence to these strict standards is even more important to national mass merchants such as KMart (a current customer of the Company). The Company carefully monitors the output of its contractors to insure they produce the highest quality merchandise. All contractors are visited by employees of the Company's quality control team, which includes its senior executives, and are supplemented by contractor paid in-house teams.

Inventory

       The Company believes that it turns its inventory more often than its competitors. In the fiscal year ended March 31, 1998, it did so seven times, compared to nine times for the 1997 fiscal year, although no assurance can be given that such result will continue. As the Company grows and matures and further increases its importing activities, the turn rate will decrease significantly. The Company endeavors to offset this negative aspect of importing by continually increasing the percent of merchandise that is sold prior to its manufacturing. Currently a majority of the merchandise is pre-sold. There can be no assurance of the Company's ability to pre-sell its merchandise.

Ordering and Distribution

       The Company has computerized its order entry and has fully integrated order entry, shipping, accounts payable and accounts receivable through use of computer software. Senior management reviews all orders with respect to price, merchandise delivery dates and suitability for the customer. For the foreseeable future, the Company has determined that virtually no merchandise will be produced for stock domestically and all domestic manufacturing will take place in response to customer orders. As mentioned above, a portion of the Company's imported goods are produced prior to receipt of a customer order, primarily resulting from the longer lead times required for manufacturing and delivery as compared with domestically produced goods. Customers are invoiced at the time of shipment. Generally most customers have made payment within approximately 60 - 75 days, although no assurance can be given that this trend will continue.

Operations

       The Company maintains corporate offices at its warehouse facility in Cranbury, New Jersey as well as at 1407 Broadway in Manhattan, where it also maintains its showroom and principal executive offices. The Company's design room is located at 264 West 40th Street in Manhattan, and its mail order showroom is located at 1384 Broadway. The Company also sells USPA products from a shared lease arrangement at 1384 Broadway, separate from the mail order showroom. See "Item 2-Description of Properties."

Customer Base

       The Company attempts to conduct business only with those customers it believes to be the most attractive in the market. These include current national mass merchant customers such as KMart; regional discounters such as Ames, Shopko, Hills, and Pamida, national specialty chains such as Cato Stores, Deb Shops, Petrie, Ashley Stewart, Wet Seal, Miller's Outpost, and Charming Shoppes, department stores such as Federated Stores, and Steinmart, and other customers including the Army/Air Force Exchange, Brylane and Lerner's. Management has extensive long standing personal relationships with most of these accounts, although no assurance can be given that any of these will remain customers of the Company. During the fiscal year ended March 31, 1998, Charming Shoppes represented 18% of the Company's sales.

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

Backlog; Seasonality

       As of June 1, 1998, the Company had unfilled orders of approximately $16.1 million, compared to approximately $8.5 million of such orders at the comparable date in 1997. These amounts include both confirmed orders and unconfirmed orders, which the Company believes, based on industry practice and its past experience, will be confirmed, and are therefore considered to be firm. Shipment of Spring orders normally commences in the early part of January with the major portion of Spring merchandise shipped in March and April. Shipment of Back-to-School/Fall orders normally commences in late June with the major portion of Fall merchandise shipped in August, September and October. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipping of the product which, in some instances, depends on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

       The Company's business is somewhat seasonal, but management believes that it is less so than many other sportswear companies, primarily because of the Company's partial focus on basic sportswear, which is less seasonal than fashion apparel. In addition, the Company believes its product mix is diverse and varied enough so that some of its products are popular at any time of year. The Company does, however, generally experience its strongest sales during its fourth quarter, from January 1 to March 31. The Company does not believe this variation has had a material adverse impact on its cash flow or operations, although there can be no assurance that this will not be the case in the future.

Factoring of Accounts Receivable

       Generally, the Company's accounts receivable are paid within 60-75 days from invoice, which management believes is within industry standards. The Company has a Factoring Agreement with Republic Factors Corp. ("Republic"), pursuant to which the Company receives advances against factored accounts receivable with interest at 1.0% over prime rate (this has been reduced to 1.0% under prime rate as of June 1, 1998). Advances, which are at the discretion of Republic, generally are equal to 80% of eligible receivables. Republic also has provided the Company with financing for import letters of credit. Republic Bank participates in this financing arrangement. The Company has generally utilized the factoring arrangement to the maximum extent permitted by Republic. As the Company completes further acquisitions and licensing arrangements, its dependence on its arrangement with Republic will likely increase to assist the Company's cash flow. The obligations of the Company to Republic are secured by a lien on certain of the Company's assets, consisting primarily of accounts receivable (and merchandise relating thereto), inventory, equipment and intangible assets of the Company. As a result, there can be no assurance that there will be assets available for distribution to stockholders or creditors other than Republic in the event of a liquidation of the Company.

       In November 1997 the Company entered into a factoring agreement with Milberg Factors, Inc. ("Milberg"). Pursuant to this agreement the Company pays a charge of 0.85% of the gross amount of receivables which are assigned to Milberg. The minimum charge payable by the Company in each year of the contract is $85,000. The contract continues for one year and is renewable at the Company's and Milberg's option on a year to year basis thereafter. The obligations of the Company to Milberg are secured by a lien on certain of the Company's assets, subject to the lien in favor of Republic with respect to amounts owed to Republic.

Employees

       At March 31, 1998, the Company employed 88 full time individuals, of which nine occupy executive or managerial positions, approximately 53 hold design, production, quality control or distribution positions and the balance occupy sales, clerical and office positions. Approximately eight of the Company's warehouse packers are covered by a collective bargaining agreement with the United Production Workers Union Local 17-18 which is effective from June 15, 1996 through and including June 14, 1999. The Company considers its relations with its employees to be good and has not experienced any interruption of operations due to labor disputes.

Item 2. Description of Properties.

       The Company occupies four facilities in Manhattan and one in New Jersey. The four Manhattan facilities, located at 1407 Broadway (its principal executive offices), 264 West 40th Street, and two separate sites at 1384 Broadway, and which encompass approximately 14,000 square feet in total, house the Company's showroom and sales, merchandising, mail order and design staffs.

       The Company's principal executive offices are located at 1407 Broadway, Suite 2004, in Manhattan. This office is the subject of a lease requiring a current annual base rental of $194,600 and continues until December 31, 2003. The Company moved into this suite from smaller quarters in the same building in December 1997.

       The Company's mail order showroom, located at 1384 Broadway in Manhattan, is the subject of a lease requiring a current annual base rental of approximately $50,000 and continues until November 30, 2000.

       The Company's USPA showroom is located at 1384 Broadway in Manhattan, and is the subject of an oral month-to-month space sharing arrangement at a monthly cost of $4,352.

       The Company's design room is located at 264 West 40th Street in Manhattan. This space is the subject of a lease requiring a current annual base rental of $60,000 and continues until April 30, 2003.

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

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       Market for Common Stock: In March 1997, the Company completed its initial public offering of investment units comprising shares of Common Stock and Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $6.36, subject to adjustment, at any time until March 19, 2000. The Common Stock and Warrants are listed on Nasdaq under the symbols JLNY and JLNYW, respectively.

                                  Common Stock,
                                 $0.01 par value

                                   Closing Bid                 Closing Ask
                                   -----------                 -----------
Period                           High        Low             High        Low
Fiscal Year 1998                 ----        ---             ----        ---

First Quarter
(April 1997 through June)        9.4309     7.7265          9.7718      7.7833

Second Quarter
(July through September)         9.7718     8.7491          9.9422      8.8059

Third Quarter
(October through December)      12.3851     9.6581         12.6124      9.8855

Fourth Quarter
(January through March)         11.2489     8.6875         11.3057      8.7500

Fiscal Year 1997
March 20 through March 31*       9.9990     9.0900         10.2263      9.7718

                                     Warrants
                                   Closing Bid                 Closing Ask
                                   -----------                 -----------
Period                           High        Low             High        Low
Fiscal Year 1998                 ----        ---             ----        ---

First Quarter
(April 1997 through June)       4.5450      3.6360          4.9995      3.9769

Second Quarter
(July through September)        4.4314      3.9769          4.9995      4.2041

Third Quarter
(October through December)      6.1358      4.4314          6.3630      4.9995

Fourth Quarter
(January through March)         5.6813      2.7500          6.1358      2.9375

Fiscal Year 1997
March 20 through March 31*      4.0905      3.7496          4.5450      4.2041

(*) The Company's registration statement for its initial public offering was declared effective March 19, 1997.

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

       Holders: As of June 23, 1998, there were approximately 14 holders of the Common Stock (including CEDE & Co. on behalf of numerous other beneficial owners) and 15 holders of the Warrants.

       Dividends: The Company has not paid any cash dividends on its Common Stock since inception and does not expect to declare or pay any cash dividends in the foreseeable future. The Company presently anticipates that all earnings will be retained to finance the continued growth and development of the Company's business. Any future determination as to the payment of cash dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Board of Directors.

       On February 17, 1998 the Company declared a stock dividend (the "Stock Dividend") which was paid on March 13, 1998. The market value of the dividend was greater than the Company's earned surplus and aggregate retained earnings but the Board of Directors of the Company desired to reward its stockholders, who had invested in the Company and supported it.

Item 6. Selected Financial Data

                                                  Year Ended March 31,
                                          -------------------------------------
                                           1998          1997         1996
                                           ----          ----         ----
Statement of Operations Data:
  Net sales                             $42,561,796   $35,372,386   $25,832,323
  Operating income                          919,322       450,395       975,566
  Net income                                517,157       136,260       501,429
  Net income per share:
    Basic                                      0.11          0.03          0.19
    Diluted                                    0.09          0.03          0.16
  Weighted average common
  shares outstanding
    Basic                                 4,719,322     2,305,749     2,111,248
    Diluted                               5,531,859     2,333,234     3,115,355


                                                        March 31,
                                          -------------------------------------
                                           1998          1997         1996
                                           ----          ----         ----
Balance Sheet Data:
  Working capital                       $ 7,326,297   $ 7,191,854   $ 2,362,245
  Total assets                           11,537,169    10,034,842     5,209,550
  Long-term debt                              3,653        16,797       425,143
  Preferred stock                            --            --           828,030
  Shareholders' equity                    8,072,553     7,461,770     1,238,143

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

         The following is a discussion of the financial condition and results of operations of the Company for the three years ended March 31, 1998.

Highlights

         The Company was incorporated in Delaware in February 1995 and designs, manufactures and markets high quality, popular priced apparel for women and children. Management's primary goal was to be recognized as a key resource to its target customers. Market penetration was achieved through aggressive pricing, established relationships within the industry and experience in predicting fashion trends. In response to customer buying patterns, the Company, which began production and shipping in April 1995, significantly increased the amount of woven sportswear being produced and sold. Sales volume expanded rapidly throughout the Company's first full fiscal year which ended March 31, 1996 and continued to accelerate through the fiscal year ending March 31, 1997 and the current fiscal year.

         The Company expanded its import sales group in fiscal 1998. In doing so, this sales group accounted for approximately 36% of sales compared to 21% in fiscal 1997.

         Effective January 1, 1998, the Company commenced operations of a new division - Smart Objects. This division will consist primarily of junior and large size moderately priced domestic knit sweaters. Full scale operations are expected by Fall 1998.

         In February 1998, the Company signed a license agreement for Misses, Petite, Junior and Plus size sportswear to utilize the US Polo Association brand. Jenna Lane Polo Association, Ltd., a recently formed wholly-owned subsidiary of the Company, will implement the license. The license agreement provides for a term of 3 years, renewable for 3 additional years, and requires royalties of 5% of net sales to be paid to Quade, Inc., the master licensee for the US Polo Association trademarks. Minimum royalties of $150,000, $200,000 and $250,000 are payable in the first, second and third years of the agreement, respectively. The agreement may be terminated by Quade upon certain events defined in the agreement.

         In May 1998, the Company established its children's sales group. On June 19, 1998, a wholly-owned subsidiary of the Company purchased substantially all of the assets of T.L.C. for Girls, Inc. ("TLC"), and a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code, a manufacturer of children's wear, for an aggregate purchase price of $350,000. The Company also had loaned TLC approximately $200,000 which has been capitalized as part of the purchase price. In addition, for several months prior to the acquisition, the Company served as TLC's exclusive supplier of goods, assisting TLC in producing an order file approximating $4 million. The children's clothing shall continue to be manufactured under the "TLC" label.

Results of Operations

         The following table sets forth, for the year indicated, the Company's statements of operations data as a percentage of net sales.

                                                   Year Ended
                                                     March 31,
                                          -------------------------------------
                                           1998            1997           1996
                                          ------          ------         ------

        Net sales                         100.0%         100.0%          100.0%
        Cost of sales                      81.1           82.2            81.8
                                          -----          -----           -----

               Gross Profit                18.9           17.8            18.2
        Operating Expenses                 16.7           16.5            14.4
                                          -----          -----           -----

               Income from operations       2.2            1.3             3.8
        Other expenses                       -             0.7             0.2
                                          -----          -----           -----

               Income before income taxes   2.2            0.6             3.6
        Provision for income taxes          0.9            0.2             1.7
                                          -----          -----           -----
                Net Income                  1.3%           0.4%            1.9%
                                          =====          =====           =====

Year Ended March 31, 1998 Compared with Year Ended March 31, 1997

         Net sales of $42.6 million in the year ended March 31, 1998 represented an increase of $7.2 million, or 20.3% over net sales of $35.4 million in the year ended March 31, 1997. The increase in net sales was primarily attributable to continued expansion of the customer base and increased volume from several existing customers.

         The Company's gross profit increased $1.7 million, or 28.1%, to $8.0 million for the year ended March 31, 1998 from $6.3 million for the year ended March 31, 1997. Gross profit margin increased to 18.9% in the year ended March 31, 1998 from 17.8% in the year ended March 31, 1997. The increase in gross profit margin resulted primarily from higher import sales volume. Gross profit from import sales is generally higher than gross profit from domestically produced merchandise.

         Operating expenses, including all transactions with the factor, increased $1.3 million, or 22.4%, to $7.1 million in the year ended March 31, 1998 from $5.8 million in the year ended March 31, 1997. The increase was primarily due to an increase of $728,000 in payroll and related costs, including $407,000 in increased selling salaries, as well as $220,000 in selling-related expenses which resulted from increased sales volume. Factoring costs decreased $314,000 as a result of lower commission rates and reduced borrowing for working capital needs, however, a $156,000 credit loss was incurred during the year relating to Montgomery Ward's bankruptcy filing.

         As a result of the above factors, income from operations increased 104% from $450,000 in the year ended March 31, 1997 to $919,000 in the year ended March 31, 1998.

         Other expenses of $241,000 for the year ended March 31, 1997 consist of interest expense on promissory notes issued in November 1995. These notes were repaid in March 1997 from the proceeds of the Company's initial public offering.

Year Ended March 31, 1997 Compared with Year Ended March 31, 1996

         Net sales of $35.3 million in the year ended March 31, 1997 represented an increase of $9.5 million, or 36.8% over net sales of $25.8 million in the year ended March 31, 1996. The increase in net sales was primarily attributable to expansion of the customer base and increased volume from existing customers. The expansion of the customer base includes approximately $8.3 million in net sales to Charming Shoppes and Deb Shops which were not customers during the year ended March 31, 1996. Increased volume to Brylane, Petrie and Bradlees, among others, accounted for the balance of the sales increase.

         The Company's gross profit increased $1.6 million, or 33.6% to $6.3 million for the year ended March 31, 1997 from $4.7 million for the year ended March 31, 1996. Gross profit margin decreased to 17.8% in the year ended March 31, 1997 from 18.2% in the year ended March 31. 1996. The decrease in gross profit margin resulted primarily in the fourth quarter of the year as allowances to customers increased. This was attributable to certain production and shipping problems resulting from a sudden sharp increase in sales during the fourth quarter. The Company believes it has adequately addressed the problems resulting from this sales increase.

         Operating expenses, including all transactions with the factor, increased $2.1 million, or 56.5% to $5.8 million in the year ended March 31, 1997 from $3.7 million in the year ended March 31, 1996. The increase was primarily due to an increase of $989,000 in payroll and related costs, including $430,000 in increased selling salaries and $194,000 in increased warehouse and shipping salaries which are impacted by increased sales volume. The Company's results also include increases of $157,000 attributable to additional fixed costs (including rent, depreciation and insurance) relating to the expansion of office and storage space. Factoring costs increased $535,000 relating to commissions on higher sales volume, and additional borrowing for working capital needs. The increased level of operating expenses incurred during the year ended March 31, 1997 also reflected anticipated further expansion of the Company's business, not all of which was achieved during the period.

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

         For the fiscal year 1997, income tax expense as a percentage of pre-tax income decreased from 46.3% to 34.8% compared to fiscal 1996. The decrease results primarily from applying the normal statutory tax rates to the lower income level.

Liquidity and Capital Resources

         Since its formation, the Company has financed its operations and met its capital requirements primarily through funds raised from its founders, three private placement offerings, as well as borrowings under its factoring arrangements, vendor financing and, to a lesser extent, equipment financing. In March 1997, the Company completed an initial public offering of investment units resulting in proceeds, net of underwriting discounts and offering costs, of $5,352,000. These financing activities provided net cash of $1.3 million in fiscal 1996, $4.6 million in fiscal 1997 and $15,000 in fiscal 1998.

         Operating activities used net cash of $1.7 million in fiscal 1996, $3.9 million in fiscal 1997 and $24,000 in fiscal 1998. The principal uses of operating cash are to purchase fabric and manufacture its products, purchase import finished goods and financing accounts receivable. Inventory levels increased as result of the corresponding increased production to support the growth in sales, continued expansion of import product categories and the timing of Spring '98 shipments to customers.

         The Company's capital expenditures totaled $122,000, $175,000 and $360,000 in fiscal 1996, 1997 1998, respectively. These capital expenditures were for computer and office equipment, and improvements to leased premises. The Company does not have any material commitments for capital expenditures at this time.

         The Company believes that existing cash, anticipated cash flows from operations and availiability of advances under its factoring arrangement will be sufficient to support the Company's operations for at least the next 12 months, inclusive of the TLC acquisition. There can be no assurance, however, that the Company's cash requirements during this period will not exceed its available resources.

Year 2000 Computer Issues

         What is commonly known as the "Year 2000 Issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or system failures.

         With respect to its internal systems, the Company is taking appropriate steps to remediate the year 2000 issues and does not expect the costs of these efforts to be material. However, the year 2000 readiness of the Company's suppliers may vary. While the Company does not believe the year 2000 matters discussed above will have a material impact on its business, financial condition or results of operations, it is uncertain whether or to what extent the Company may be affected by such matters.

Recently Issued Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which establishes standards for reporting the components of comprehensive income and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which replaces existing segment disclosure requirements and requires reporting certain financial information regarding operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The
Company is not currently affected by SFAS No. 130 and is in the process of evaluating the specific requirements of SFAS No. 131. These statements will affect disclosure and presentation in the financial statements, but will have no impact on the Company's consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

       Not Applicable.

Item 8. Financial Statements and Supplementary Data

See pages F-1 through F-14 annexed hereto. All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

       Not Applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

       The following sets forth certain information with respect to the directors, executive officers and key employees of the Company.

Name                     Age                        Position(s)
----                     ---                        -----------

Mitchell Dobies           40           President, Treasurer, Co-Chief Executive
                                       Officer and Director

Charles Sobel             38           Co-Chief Executive Officer,
                                       Executive Vice President and Director

Eric Holtz                32           Director of Import Sales Group

Kathleen A. Dressel       32           Secretary

Mitchell Herman           46           Chairman of the Board of Directors

Gerald L. Kanter          63           Director

Gerald Cohen              65           Director

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

       Walsh Manning Securities, LLC, the underwriter of the Company's initial public offering ("Underwriter"), has the right to nominate one member of the Board of Directors for a period of two years from the closing of the offering. The Underwriter has not exercised this option to date.

       As a condition to listing the Company's securities on Nasdaq, the Company was required to ensure that independent directors represent a majority of the members of the Board of Directors, and for one such independent director to serve as Chairman. Messrs. Herman, Cohen and Kanter, each an independent director, represent a majority of the Board of Directors, and Mr.

Herman serves as Chairman of the Board of Directors. There can be no assurance that Nasdaq will not request further restrictions in the future, or that any other securities exchange on which the Company desires to list its securities will not request similar or more onerous restrictions.

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

       Mitchell Herman. Mr. Herman became a director in March 1997 and was elected Chairman of the Board in December 1997. Since 1995, he has been Sales Manager of By Design, an apparel manufacturer. From 1990-1995, he was Sales Manager of E.S. Sutton, a manufacturer of knitwear. He also has previously been associated with Bradlees Department Stores, Jefferson Ward Stores and J.W. Mays.

       Gerald L. Kanter. Mr. Kanter became a director in December of 1997. Since 1997, he has been a private retail consultant. From 1996-1997, he was the National Managing Director of Retail Turnarounds for KPMG Peat Marwick. From 1993-1995, he was the President and CEO for Retail Holdings Group, Inc. From 1990-1992, he was an Executive Vice President for Ames

Department Stores.

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

Directors' Compensation

       The Company currently pays $1,000 per meeting (plus travel and related expenses) to members of the Board of Directors who are not employees of the Company. On March 12, 1997, the Board of Directors granted 2,500 ten-year stock options at an exercise price of $4.54, outside the Company's 1996 Incentive Stock Option Plan (the "Option Plan"), to each of Messrs. Haft, Herman and Cohen, which were effective on March 19, 1997. In appreciation of his services, upon Mr. Haft's resignation as a director in December 1997, the vesting of his 2,500 options was accelerated. On April 28, 1998, Messrs. Kanter, Herman and Cohen each received 2,500 ten-year stock options at an exercise price of $7.60, outside the Option Plan.

       Further, in June 1996, the Company paid Lawrence Kaplan, a former director, compensation in the form of 62,857 shares of Common Stock designated as "Performance Shares" as an inducement for him to continue to serve as a director of the Company. With respect to the Performance Shares, (a) in June 1998, one-half of these shares ("One Half") were repurchased by the Company for the par value thereof since the Company did not achieve net income before taxes ("Net Income") of at least $1.5 million during the period of April 1, 1997 through March 31, 1998 ("1998 Fiscal Year"), and (b) One Half shall be repurchased by the Company for the par value thereof in the event that the Company does not achieve Net Income of at least $2.5 million during the period of April 1, 1998 through March 31, 1999 ("1999 Fiscal

Year"), provided that (x) only one-half of such One Half shall be repurchased by the Company in the event that the Company achieves Net
Income for the 1999 Fiscal Year of at least $2.25 million but less than $2.5 million. Net Income, for purposes of the foregoing calculations, will exclude any tax deduction obtained by the Company solely on account of the issuance of the Performance Shares and all similar Performance Shares issued to directors and members of management of the Company. These shares, unlike the Performance Shares owned by Messrs. Dobies and Sobel (see "Item 11 - Executive Compensation," below), otherwise are not subject to vesting or any other requirement that Mr. Kaplan remain as a director of the Company for any specified period. In February 1997, Mr. Kaplan resigned as a director of the Company.

Committees of the Board of Directors

       The Board of Directors includes an Audit Committee consisting of Messrs. Dobies, Kanter and Cohen. The Audit Committee reviews (i) the Company's audit functions, (ii) with management, the finances, financial condition and interim financial statements of the Company, (iii) with the Company's independent auditors, the year end financial statements of the Company and (iv) the implementation of any action recommended by the independent auditors.

Item 11. Executive Compensation.

       The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which proxy statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

       The response to this item will be included in a definitive proxy statement filed within 120 days after the end of the Company's fiscal year, which proxy statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

Eric Holtz entered into an Employment Agreement with the Company on May 21,
1997.

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

10.3 Employment Agreement, dated May 21, 1997, between the Registrant and Eric Holtz. (incorporated by reference to registrant's annual report on Form 10-K for the fiscal year ended March 31, 1997)

10.4 Letter Agreement between the Registrant and Lawrence Kaplan (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.5 Termination and Performance Shares Repurchase Agreement, dated February 8, 1996, by and between the Registrant and Ernie Baumgarten (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.6 Factoring Agreement, dated March 17, 1995, between the Registrant and Republic Factors Corp. ("Republic"), as amended to date (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.7 Security Agreement, dated March 17, 1995, between the Registrant and Republic (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.8            1996 Incentive Stock Option Plan of Jenna Lane, Inc.
                (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.9 Collective Bargaining Agreement by and between United Production Workers Union Local 17-18 and the Company, dated June 15, 1996 (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.10 Form of Letter Agreement between the Company and the Underwriter regarding consulting services (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.11 Form of Registration Rights Agreement between the Company and certain warrantholders (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.12 Form of Selected Dealer Agreement for initial public offering (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.13           Agreement for USPA license

10.14           Supply and Financing Agreement between the Company and T.L.C.
                for Girls, Inc.

10.15 Purchase Agreement between Jenna Lane Kids, Inc. (now known as T.L.C. for Kidz, Inc.) and T.L.C. for Girls, Inc.

21.1 Subsidiaries (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

27.1            Financial Data Schedule (submitted electronically only)

       (b) Financial Statements and Supplementary Data - Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

       (c) Reports on Form 8-K. The registrant has submitted no Reports on Form 8-K during the fourth fiscal quarter of its 1998 fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JENNA LANE, INC.

Date: June   25     , 1998

                                          By:      /s/ Mitchell Dobies
                                                   Mitchell Dobies,  President,
                                                   Co-Chief Executive Officer

                                          By:     /s/ Charles Sobel
                                                  Charles Sobel, Co-Chief
                                                  Executive Officer

                                          By:     /s/ Mitchell Dobies
                                                  Mitchell Dobies, Principal
                                                  Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date

/s/ Mitchell Dobies            Director and                      6/25/98
Mitchell Dobies                Principal Executive
                               Officer

/s/ Charles Sobel              Director and                      6/25/98
Charles Sobel                  Principal Executive
                               Officer

/s/ Mitchell Dobies            Principal Accounting              6/25/98
Mitchell Dobies                Officer

/s/ Gerald L. Kanter           Chairman of the                   6/25/98
Gerald L. Kanter               Board of Directors

/s/ Mitchell Herman            Director                          6/25/98
Mitchell Herman

/s/ Gerald Cohen               Director                          6/25/98
Gerald Cohen

                                JENNA LANE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Independent Auditors' Report                                        F-2

Consolidated Balance Sheets -- March 31, 1998 and 1997              F-3

Consolidated Statements of Operations --
  Years Ended March 31, 1998, 1997 and 1996                         F-4

Consolidated Statements of Shareholders' Equity --
  Years Ended March 31, 1998, 1997 and 1996                         F-5

Consolidated Statements of Cash Flows --
  Years Ended March 31, 1998, 1997 and 1996                         F-6

Notes to Financial Statements                                    F-7 -- F-14

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Jenna Lane, Inc.

We have audited the accompanying consolidated balance sheets of Jenna Lane, Inc. and Subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jenna Lane, Inc. and Subsidiary as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

                                               EDWARD ISAACS & COMPANY LLP


New York, New York
May 20, 1998, except Note 12 as to which the date is June 19, 1998

                        JENNA LANE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,      March 31,
                                    ASSETS             1998           1997
                                                    -----------    -----------
Current Assets:
   Cash                                             $     6,595    $   548,319
   Due from factors                                   4,440,310      4,954,462
   Inventories                                        5,888,085      3,632,913
   Prepaid income taxes                                      --        182,989
   Prepaid expenses and other                           379,270        353,446
   Deferred income taxes                                 43,000         26,000
                                                    -----------    -----------
        Total Current Assets                         10,757,260      9,698,129

Property and Equipment, net                             501,617        242,804

Other Assets                                            278,292         93,909
                                                    -----------    -----------
                                                    $11,537,169    $10,034,842
                                                    ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 $ 2,925,661    $ 2,204,555
   Accrued liabilities                                  187,208        287,823
   Income taxes payable                                 305,645             --
   Current maturities of long-term debt                  12,449         13,897
                                                    -----------    -----------
          Total Current Liabilities                   3,430,963      2,506,275
                                                    -----------    -----------
Long-Term Debt                                            3,653         16,797
                                                    -----------    -----------
Deferred Income Taxes                                    30,000         50,000
                                                    -----------    -----------
Shareholders' Equity
   Common Stock, $.01 par value; 18,000,000 shares
     authorized; issued and outstanding, 4,728,993
     and 4,290,000 shares, respectively                  47,290         42,900
   Capital in excess of par value                     7,980,635      7,063,733
   Unearned compensation, performance shares                 --        (63,626)
   Retained Earnings                                     44,628        418,763
                                                    -----------    -----------
          Total Shareholders' Equity                  8,072,553      7,461,770
                                                    -----------    -----------
                                                    $11,537,169    $10,034,842
                                                    ===========    ===========


                See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Year Ended March 31,
                                      -----------------------------------------
                                          1998           1997           1996
                                      -----------    -----------    -----------
Net Sales                             $42,561,796    $35,372,386    $25,832,323

Cost of Sales                          34,514,628     29,087,860     21,128,147
                                      -----------    -----------    -----------
    Gross Profit                        8,047,168      6,284,526      4,704,176
                                      -----------    -----------    -----------
Operating Expenses:
  Selling, general and administrative   6,378,728      4,770,977      3,200,450
  Factoring charges and interest          749,118      1,063,154        528,160
                                      -----------    -----------    -----------
    Total Operating Expenses            7,127,846      5,834,131      3,728,610
                                      -----------    -----------    -----------
    Operating Income                      919,322        450,395        975,566
                                      -----------    -----------    -----------

Other Expenses:
  Interest expense -- promissory notes         --        184,167         41,573
  Amortization of deferred financing
    costs                                      --         57,297             --
                                      -----------    -----------    -----------
    Total Other Expenses                       --        241,464         41,573
                                      -----------    -----------    -----------
    Income Before Income Taxes            919,322        208,931        933,993
                                      -----------    -----------    -----------

Provision for Income Taxes                402,165         72,671        432,564
                                      -----------    -----------    -----------
    Net Income                        $   517,157    $   136,260    $   501,429
                                      ===========    ===========    ===========

Net Income Per Share:
    Basic                             $      0.11    $      0.03    $      0.19
                                      ===========    ===========    ===========
    Diluted                           $      0.09    $      0.03    $      0.16
                                      ===========    ===========    ===========

                See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Common Stock        Capital in                   Retained
                                                  --------------------     Excess of      Unearned     Earnings
                                                   Shares      Amount      Par Value    Compensation   (Deficit)        Total
                                                  ---------    -------    ----------   -------------   ----------    ----------
Balance at March 31, 1995                         1,761,905    $17,619    $  682,381     $(75,000)     $ (43,926)    $  581,074

Issuance of common stock                            285,714      2,857       122,143           --             --        125,000

Amoritization of unearned compensation                   --         --            --       31,000             --         31,000

Repurchase of performance shares                    (68,571)      (686)          326           --             --           (360)

Net income                                               --         --            --           --        501,429        501,429
                                                  ---------    -------    ----------     --------      ---------     ----------
Balance at March 31, 1996                         1,979,048     19,790       804,850      (44,000)       457,503      1,238,143

Issuance of common stock and warrants             1,290,000     12,900     5,339,143           --             --      5,352,043

Issuance of performance shares                      125,714      1,257        75,963      (77,220)            --             --

Conversion of preferred stock                       952,381      9,524       818,506           --             --        828,030

Repurchase of performance shares                    (57,143)      (571)          271           --             --           (300)

Amoritization of unearned compensation                   --         --            --       57,594             --         57,594

Issuance of warrants                                     --         --        25,000           --             --         25,000

Net income                                               --         --            --           --        136,260        136,260

Dividends paid on preferred stock                        --         --            --           --       (175,000)      (175,000)
                                                  ---------    -------    ----------     --------      ---------     ----------
Balance at March 31, 1997                         4,290,000     42,900     7,063,733      (63,626)       418,763      7,461,770

Amoritization of unearned compensation                   --         --            --       63,626             --         63,626

Common stock dividend                               428,993      4,290       887,002           --       (891,292)            --

Exercise of stock options                            10,000        100        29,900           --             --         30,000

Net income                                               --         --            --           --         517,157       517,157
                                                  ---------    -------    ----------     --------      ----------    ----------
Balance at March 31, 1998                         4,728,993    $47,290    $7,980,635     $     --      $   44,628    $8,072,553
                                                  =========    =======    ==========     ========      ==========    ==========

                                            See notes to consolidated financial statements.

                                   JENNA LANE, INC. AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended March 31,
                                                     -----------------------------------------
                                                         1998           1997           1996
                                                     -----------    -----------    -----------
Operating Activities:
  Net Income                                         $   517,157    $   136,260    $   501,429
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                      168,292        166,436         46,360
      Deferred income taxes                              (37,000)        24,000             --
      Amortization of debt discount                           --        104,167         20,833
      Changes in assets and liabilities:
        Due from factors                                 514,152     (2,853,753)    (2,100,709)
        Inventories                                   (2,255,172)      (850,778)    (2,680,058)
        Prepaid expenses and other                       (40,840)      (215,061)      (114,239)
        Income taxes                                     488,634       (339,989)       157,000
        Other assets                                          --             --         (9,098)
        Accounts payable and accrued liabilities         620,491        (37,594)     2,514,270
                                                     -----------    -----------    -----------
      Net Cash Used In Operating Activities              (24,286)    (3,866,312)    (1,664,212)
                                                     -----------    -----------    -----------

Investing Activities:
  Capital expenditures                                  (361,514)      (143,374)      (115,329)
  Security deposits and other                            (18,515)       (54,488)            --
  Issuance of notes receivable                          (304,900)            --             --
  Repayment of notes receivable                          152,083             --             --
                                                     -----------    -----------    -----------
      Net Cash Used in Investing Activities             (532,846)      (197,862)      (115,329)
                                                     -----------    -----------    -----------

Financing Activities:
  Issuance of common stock, net of offering costs             --      5,352,043             --
  Exercise of stock options                               30,000             --             --
  Issuance of preferred stock                                 --             --        900,000
  Repayment of notes payable                                  --     (1,000,000)            --
  Proceeds from issuance of units                             --        500,000        500,000
  Proceeds from shareholder / director loan                   --             --        100,000
  Repayment of shareholder / director loan                    --             --       (100,000)
  Principal payments on equipment notes payable          (14,592)        (8,203)          (766)
  Repurchase of performance shares                            --           (300)          (360)
  Offering costs (preferred stock and units)                  --        (57,297)      (139,470)
  Dividends paid                                              --       (175,000)            --
                                                     -----------    -----------    -----------
      Net Cash Provided By Financing Activities           15,408      4,611,243      1,259,404
                                                     -----------    -----------    -----------
      Net (Decrease) Increase In Cash                   (541,724)       547,069       (520,137)

Cash at beginning                                        548,319          1,250        521,387
                                                     -----------    -----------    -----------
      Cash at end                                    $     6,595    $   548,319    $     1,250
                                                     ===========    ===========    ===========

Supplemental  Disclosures of Cash Flow Information:
  Interest paid                                      $   322,072    $   595,592    $   236,834
                                                     ===========    ===========    ===========
  Income taxes paid                                  $    50,335    $   391,018    $   275,564
                                                     ===========    ===========    ===========
Noncash Transactions:
  Issuance of performance shares                     $        --    $    77,220    $        --
                                                     ===========    ===========    ===========
  Equipment notes payable for the acquisition
    of equipment                                     $        --    $    32,325    $     7,338
                                                     ===========    ===========    ===========
  Issuance of common stock for services in
    connection with preferred stock offering         $        --    $        --    $    25,000
                                                     ===========    ===========    ===========
  Conversion of Series A Convertible Preferred
    Stock to Common Stock                            $        --    $   828,030    $        --
                                                     ===========    ===========    ===========

                                          See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

1.   The Company and its Significant Accounting Principles

     Business:

     The Company designs, manufactures (through contractors) and imports women's and children's sportswear and other apparel for the domestic retail market.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of Jenna Lane, Inc. and its wholly-owned subsidiary, Jenna Lane Polo Association Ltd. (the Company). All significant intercompany accounts and transactions have been eliminated.

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

     Property and Equipment:

     Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized over their respective lives or the terms of the applicable leases, whichever is shorter.

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

                        JENNA LANE, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

1.   The Company and its Significant Accounting Principles (Continued)

     Earnings Per Share:

     The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which the Company adopted as of December 31, 1997. Basic earnings per share is computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average effect of dilutive options, warrants and convertible preferred stock. In 1997, the convertible preferred shares were anti-dilutive.
     In conjunction with the issuance of SFAS 128, the Company adopted Securities and Exchange Commission Staff Accounting Bulleting No. 98
     ("SAB 98"). As a result, certain securities which had previously been classified as and included in common shares outstanding, pursuant to SAB 83, are no longer required to be included as common shares outstanding. Accordingly, the 1997 and 1996 earnings per share computations have been restated.

                                                   Year Ended March 31,
                                          -------------------------------------
                                            1998          1997         1996
                                            ----          ----         ----
    Basic Earnings Per Share Computation
    Numerator:
      Net income                         $  517,157    $  136,260    $  501,429
      Preferred dividends                    --            75,000       100,000
                                         ----------    ----------    ----------
      Net income applicable to
        common shares                    $  517,157    $   61,260    $  401,429
                                         ==========    ==========    ==========

     Denominator:
       Average common shares outstanding  4,719,322     2,305,749     2,111,248
                                         ==========    ==========    ==========

     Basic Earnings Per Share            $     0.11    $     0.03    $     0.19
                                         ==========    ==========    ==========

     Diluted Earnings Per Share Computation
     Numerator:
       Net income applicable to
         common shares                   $  517,157    $   61,260    $  501,429
                                         ==========    ==========    ==========
     Denominator:
       Average common shares outstanding 4,719,322 2,305,749 2,111,248 Dilutive effect of:
         Options                            185,125        27,485        --
         Warrants                           627,412        --            --
         Convertible preferred stock         --            --         1,004,107
                                         ----------    ----------    ----------
       Total average common shares
         outstanding                      5,531,859     2,333,234     3,115,355
                                         ==========    ==========    ==========

     Diluted Earnings Per Share          $     0.09    $     0.03    $     0.16
                                         ==========    ==========    ==========

     Stock Dividends:

     On February 17, 1998, the Company declared a 10% stock dividend paid March 13, 1998 to shareholders of record as of March 6, 1998. The stock price on the date of declaration was $9.625. The fair value of the dividend has been charged against retained earnings only to the extent of retained earnings and current income as of the date of distribution.

     In July 1996, the Company declared a 1.9047619 for one stock split of the Common Stock to be effected in the form of a stock dividend. All share and per share data have been restated in these financial statements for all periods presented to reflect the stock dividend and stock split.

                        JENNA LANE, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS


1.   The Company and its Significant Accounting Principles (Continued)

     Advertising costs:

     The Company expenses advertising costs as incurred which amounted to approximately $68,000, $15,000 and $8,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

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

2.   Due From Factors

     The Company has agreements with two factors, whereby substantially all its accounts receivable are sold to the factors on a pre-approved non-recourse basis (except as to customer claims). Factoring commissions are charged at rates ranging from .75% to.85%.

3.   Inventories

     Inventories consist of the following:

                                                         March 31,
                                            --------------------------------
                                               1998                  1997
                                            ----------            ----------
     Raw materials                          $2,308,517            $2,063,783
     Work-in-process                           368,954               435,937
     Finished goods                          3,210,614             1,133,193
                                            ----------            ----------
                                            $5,888,085            $3,632,913
                                            ==========            ==========

4.   Property and Equipment

     Property and equipment consist of:

                                                         March 31,
                                            --------------------------------
                                               1998                  1997
                                            ----------            ----------
     Furniture and equipment                $  543,387            $  206,486
     Leasehold improvements                    120,862                99,755
                                            ----------            ----------
                                               664,249               306,241
     Less: Accumulated depreciation
       and amortization                        162,632                63,437
                                            ----------            ----------
                                            $  501,617            $  242,804
                                            ==========            ==========

                        JENNA LANE, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

5.   Income Taxes

     The provision for income taxes consists of the following:

                                                       March 31,
                                           ----------------------------------
                                              1998        1997         1996
                                           ---------    --------    ---------
     Current:
       Federal                             $ 337,335    $ 22,970    $ 320,000
       State                                 101,830      25,701      112,564
     Deferred                                (37,000)     24,000         -
                                           ---------    --------    ---------
                                           $ 402,165    $ 72,671    $ 432,564
                                           =========    ========    =========


     Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                       March 31,
                                           ----------------------------------
                                              1998        1997         1996
                                           ---------    --------    ---------

     Statutory Federal income tax rate          34.0%       34.0%        34.0%
     State income taxes, net of
       Federal benefit                           7.3         8.1          7.9
     Other                                       2.5        (7.3)         4.4
                                           ---------    --------    ---------

     Effective income tax rate                  43.8%       34.8%        46.3%
                                           =========    ========    =========


      Significant components of the Company's deferred tax assets and liabilities as of March 31, 1998 and 1997 are summarized as follows:

                                                             March 31,
                                                        ---------------------
                                                          1998         1997
                                                        --------    ---------

      Current deferred tax asset-inventory              $ 43,000     $ 26,000
                                                        ========    =========

      Noncurrent deferred tax liabilities:
        Depreciation                                      30,000       29,000
        Unearned compensation                               -          21,000
                                                        --------    ---------

      Noncurrent deferred tax liabilities               $ 30,000     $ 50,000
                                                        ========    =========


6.    Long-Term Debt

      Long-term debt consists of equipment notes payable through December 1999. The fair value of the long-term debt approximates the carrying value based on current rates for equipment obligations.

                        JENNA LANE, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS


7.      Shareholders' Equity

        Initial Public Offering:

        In March 1997, the Company completed an initial public offering of 690,000 units, at a public offering price of $10.125 per unit. Each unit consisted of two shares of common stock and one warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.36, subject to adjustment, at any time until March 2000. The net proceeds from the offering of approximately $5,352,000 were used to repay debt, acquire equipment and for general corporate purposes.

        Series A Convertible Preferred Stock:

        The Series A Convertible Preferred Stock was converted in March 1997 into common shares effective with the completion of the Company's initial public offering of common stock.

        In April 1996, the Company declared and paid an annual dividend of $.20 per share ($100,000) to the shareholders of preferred stock. In June 1996, October 1996 and January 1997, the Company declared and paid a quarterly dividend of $25,000 to the shareholders of preferred stock.

        Issuance of Notes and Warrants:

        In August, 1996, the Company completed a bridge financing by issuing $500,000 (principal amount) 10% notes and 1,100,000 warrants. The Bridge Notes were repaid in March 1997 from the proceeds of the Company's initial public offering. The warrants to purchase 1,100,000 shares of common stock at an exercise price of $6.36 per share, subject to adjustment, are exercisable for a period of three years. The warrants contain various redemption and other provisions.

        Promissory notes issued in November 1995, pursuant to a private placement offering, were repaid in March 1997 from the proceeds of the Company's initial public offering.

        Unearned Compensation - Performance Shares:

        Performance shares represent common shares issued as compensation to certain key executives and a director. The shares are subject to repurchase by the Company at par value ($.01 per share) in the event the Company does not achieve certain annual pre-tax earnings in fiscal 1998 and 1999 or upon termination of service. Unearned compensation was recorded based on the fair value of the shares issued and has been fully amortized through March 1998. Amortization of unearned compensation was $64,000, $58,000 and $31,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

        At March 31, 1998, 628,572 performance shares were outstanding, of which 314,286 shares were repurchased subsequent to year end.

                        JENNA LANE, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS


8.      Commitments and Contingencies

        Leases:

        The Company leases warehouse, office and showroom space and equipment under leases extending to 2003. The leases provide for payment by the Company of taxes and other expenses. Rent expense was approximately $461,000, $358,000 and $172,000 for the years ended March 31, 1998, 1997 and 1996.

        Minimum rental payments under noncancellable operating leases are as follows:

        Fiscal year ending March:

                  Year                                           Amount
                  ----                                        -----------
                  1999                                        $   530,000
                  2000                                            515,000
                  2001                                            500,000
                  2002                                            290,000
                  2003                                            255,000
                  Thereafter                                      150,000
                                                              -----------
                                                              $ 2,240,000
                                                              ===========
        Employment Agreements:

        The Company has executed employment agreements with several of its executives which, among other things, provide for aggregate annual base compensation of $700,000 for fiscal 1999 and $600,000 for fiscal 2000 and minimum bonuses plus profit participation, as defined.

        Letters of Credit:

        At March 31, 1998, the Company was contingently liable for open letters of credit aggregating approximately $580,000.

        Licensing Agreement:

        In February 1998, the Company signed a 3 year license agreement (with a 3 year renewal option) to utilize the US Polo Association brand. The agreement requires royalties of 5% of net sales with annual minimum royalties of $150,000, $200,000 and $250,000.

9.      Sales to Major Customers

        For the years ended March 31, 1998 and 1997, one customer accounted for approximately 18% of sales in both years.

                        JENNA LANE, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS


10.     Stock Incentive Plan

        In August 1996, the Company adopted an Incentive Stock Option Plan for employees (the Plan). The Plan permits the issuance of stock options to selected employees (and consultants) of the Company. The Company reserved 660,000 shares of common stock for grant. Options granted may be either nonqualified or incentive stock options and will expire not later than 10 years from the date of grant.

        Had compensation cost been determined based on the fair value at the grant date for awards granted in fiscal 1997, consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by $80,600 and $0.01 per share in fiscal 1998 and $14,500 and $0.01 per share in fiscal 1997.

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

        The following table summarizes stock option activity for the two years ended March 31, 1998:

                                          Number of            Weighted
                                        Shares Subject     Average Exercise
          Stock Option Activity           To Options        Price Per Share
          ---------------------         --------------     ----------------
        Outstanding, April 1, 1996              -              $    -
             Granted                         327,241               3.94
             Exercised                          -                   -
                                           ---------

        Outstanding, March 31, 1997          327,241               3.94
             Granted                            -                   -
             Exercised                       (10,000)              3.00
                                           ---------
        Outstanding, March 31, 1998          317,241               3.98
                                           =========

        The following table summarizes information about stock options outstanding and exercisable at March 31, 1998:

                                        Options  Outstanding                                Options Exercisable
                           --------------------------------------------------           ----------------------------
                                              Weighted               Weighted                               Weighted
            Range of                           Average                average                                average
            exercise                          Remaining              exercise                               exercise
              price         Number of        Contractual               price             Number of            price
            per share         Shares         life (years)            per share            shares            per share
         ------------      ----------        -----------           ------------         -----------        ----------
         $2.73 - 4.55        317,241            8.42                  $3.98               174,081            $ 3.51
         ============      ==========          ======              ============         ===========        ==========

                       JENNA LANE, INC. AND SUBSIDIARY

                        NOTES TO FINANCIAL STATEMENTS


10.     Stock Incentive Plan (Continued)

        At March 31, 1997, options were exercisable for 110,000 shares at a weighted average exercise price of $2.73 per share.

        Subsequent to March 31, 1998 the Company granted an additional 151,500 stock options, exercisable at $7.60 per share.

11.     401(K) Plan

        Effective August 1996, the Company established a qualified Salary Reduction Profit Sharing Plan ("The Plan") for eligible employees under
        Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. There were no Company contributions for the years ended March 31, 1998 and 1997.

12.     Subsequent Event

        Acquisition

        On June 19, 1998, the Company acquired substantially all the assets of T.L.C. for Girls, Inc., a manufacturer of children's wear for a total consideration of approximately $550,000.

EXHIBIT
NUMBER         DESCRIPTION

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

4.1 Specimen common stock certificate (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

4.2 Specimen preferred stock certificate (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

4.3 Form of Underwriter's Warrant for the Purchase of Units (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

4.4 Form of Warrant Agreement between the Company and American Stock Transfer Company, as warrant agent (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.1 Amended and Restated Employment Agreement, dated as of February 1, 1997, between the Registrant and Mitchell Dobies (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.2 Amended and Restated Employment Agreement, dated as of February 1, 1997, between the Registrant and Charles Sobel (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.3 Employment Agreement, dated May 21, 1997, between the Registrant and Eric Holtz. (incorporated by reference to registrant's annual report on Form 10-K for the fiscal year ended March 31, 1997)

10.4 Letter Agreement between the Registrant and Lawrence Kaplan (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.5 Termination and Performance Shares Repurchase Agreement, dated February 8, 1996, by and between the Registrant and Ernie Baumgarten (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.6 Factoring Agreement, dated March 17, 1995, between the Registrant and Republic Factors Corp. ("Republic"), as amended to date (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.7 Security Agreement, dated March 17, 1995, between the Registrant and Republic (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.8            1996 Incentive Stock Option Plan of Jenna Lane, Inc.
                (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.9            Collective Bargaining Agreement by and between United
                Production Workers

                Union Local 17-18 and the Company, dated
                June 15, 1996 (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.10 Form of Letter Agreement between the Company and the Underwriter regarding consulting services (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.11 Form of Registration Rights Agreement between the Company and certain warrant holders (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.12 Form of Selected Dealer Agreement for initial public offering (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

10.13           Agreement for USPA license

10.14           Supply and Financing Agreement between the Company and T.L.C.
                for Girls, Inc.

10.15 Purchase Agreement between Jenna Lane Kids, Inc. (now known as T.L.C. for Kidz, Inc.) and T.L.C. for Girls, Inc.

21.1 Subsidiaries (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

27.1.1          Financial Data Schedule (submitted electronically only)