Form 10-Q
period 1998-06-30
JENNA LANE INC
filed 1998-08-14
CIK 944853

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended: June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from..............to...................

                        Commission File Number: 333-11979

                                JENNA LANE, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                     22-3351399
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
 incorporation or organization)

                            1407 Broadway, Suite 2004
                            New York, New York 10018
               (Address of principal executive offices) (Zip Code)

                                 (212) 704-0002
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 10, 1998, there were 4,414,707 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                          Index to Financial Statements

                                                                                                Page
Consolidated Balance Sheets as of June 30, 1998 (unaudited) and March 31, 1998.                  3

Consolidated Statements of Operations for the three months ended June 30, 1998 and
         1997(unaudited).                                                                        4

Consolidated Statements of Cash Flows for the three months ended
         June 30, 1998 and 1997(unaudited).                                                      5

Notes to Consolidated Financial Statements for the three months ended
         June 30, 1998 and 1997(unaudited).                                                      6-7


Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Result of Operations.                                                      8-9


                    JENNA LANE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                        June 30,     March 31,
                                      ASSETS              1998          1998
                                                      -----------   -----------
                                                      (Unaudited)
Current Assets:
 Cash                                                 $    63,516   $     6,595
 Due from factors                                       5,280,427     4,440,310
 Inventories                                            6,638,340     5,888,085
 Prepaid expenses and other                               545,959       379,270
 Deferred income taxes                                     50,000        43,000
                                                      -----------   -----------
     Total Current Assets                              12,578,242    10,757,260

Property and Equipment, net                               529,980       501,617

Other Assets                                              906,339       278,292
                                                      -----------   -----------
                                                      $14,014,561   $11,537,169
                                                      -----------   -----------
                                                      -----------   -----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                     $ 5,004,722   $ 2,925,661
 Accrued liabilities                                      275,135       187,208
 Income taxes payable                                     252,371       305,645
 Current maturities of long-term debt                      10,127        12,449
                                                      -----------   -----------
     Total Current Liabilities                          5,542,355     3,430,963
                                                      -----------   -----------
Long-Term Debt                                              1,987         3,653
                                                      -----------   -----------
Deferred Income Taxes                                      32,000        30,000
                                                      -----------   -----------

Shareholders' Equity:
 Common stock, $.01 par value; 18,000,000 shares
   authorized; issued and outstanding, 4,414,707 and
   4,728,993 shares, respectively                          44,147        47,290
 Capital in excess of par value                         7,980,635     7,980,635
 Retained earnings                                        413,437        44,628
                                                      -----------   -----------
     Total Shareholders' Equity                         8,438,219     8,072,553
                                                      -----------   -----------
                                                      $14,014,561   $11,537,169
                                                      -----------   -----------
                                                      -----------   -----------

See notes to unaudited consolidated financial statements.

                      JENNA LANE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                         Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------

Net Sales                                             $13,826,800   $11,734,842

Cost of Sales                                          11,098,673     9,431,783
                                                      -----------   -----------
   Gross Profit                                         2,728,127     2,303,059
                                                      -----------   -----------

Operating Expenses:
 Selling,general and administrative                     1,888,976     1,759,335
 Factoring charges and interest                           208,342       177,159
                                                      -----------   -----------
   Total Operating Expenses                             2,097,318     1,936,494
                                                      -----------   -----------
   Income Before Income Taxes                             630,809       366,565

Provision for Income Taxes                                262,000       153,072
                                                      -----------   -----------
   Net Income                                         $   368,809   $   213,493
                                                      -----------   -----------
                                                      -----------   -----------

Net Income Per Share:
   Basic                                              $      0.08   $      0.05
                                                      -----------   -----------
                                                      -----------   -----------
   Diluted                                            $      0.08   $      0.04
                                                      -----------   -----------
                                                      -----------   -----------

See notes to unaudited consolidated financial statements.

                       JENNA LANE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1998         1997
                                                      -----------   -----------

Operating Activities:
 Net income                                           $   368,809   $   213,493
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                         26,000        38,827
     Deferred income taxes                                 (5,000)      (19,000)
     Write-off of note receivable                          36,350         --
     Changes in assets and liabilities:
       Due from factors                                  (840,117)     (112,637)
       Inventories                                       (750,255)   (1,544,671)
       Prepaid expenses and other                        (191,380)      200,784
       Accounts payable and accrued liabilities         2,113,714     1,139,101
                                                      -----------   -----------
     Net Cash Provided By (Used In) Operating
       Activities                                         758,121       (84,103)
                                                      -----------   -----------

Investing Activities:
 Acquisition of business                                 (630,209)           --
 Capital expenditures                                     (54,363)     (233,994)
 Security deposits                                           (804)        1,168
 Issuance of notes receivable                             (23,336)     (224,030)
 Repayment of notes receivable                             14,643         3,338
                                                      -----------   -----------
     Net Cash Used In Investing Activities               (694,069)     (453,518)
                                                      -----------   -----------
Financing Activities:
  Principal payments on equipment notes payable            (3,988)       (3,303)
 Repurchase of performance shares                          (3,143)        --
                                                      -----------   -----------
     Net Cash Used In Financing Activities                 (7,131)       (3,303)
                                                      -----------   -----------
     Net Increase (Decrease) In Cash                       56,921      (540,924)

Cash at beginning                                           6,595       548,319
                                                      -----------   -----------
     Cash at end                                      $    63,516   $     7,395
                                                      -----------   -----------
                                                      -----------   -----------

Supplemental Disclosures of Cash Flow Information:
  Interest paid                                       $    82,695   $    46,890
                                                      -----------   -----------
                                                      -----------   -----------
  Income taxes paid                                   $   317,974   $    --
                                                      -----------   -----------
                                                      -----------   -----------

See notes to unaudited consolidated financial statements.

                      JENNA LANE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.      BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of Jenna Lane, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

2. INVENTORIES

                                June 30,       March 31,
                                 1998            1998
                              -----------     -----------
                              (Unaudited)

Raw materials                 $ 2,754,739     $ 2,308,517
Work-in-process                 1,304,332         368,954
Finished goods                  2,579,269       3,210,614
                              -----------     -----------
                              $ 6,638,340     $ 5,888,085
                              -----------     -----------
                              -----------     -----------

3.      EARNINGS PER SHARE

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

                    JENNA LANE, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


3.      EARNINGS PER SHARE (Continued)

        The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share:

                                                         Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                          1998          1997
                                                      -----------   -----------
Basic:

Common shares outstanding                               4,414,707     4,718,993

Effect of using weighted average                          209,087         --
                                                      -----------   -----------
Weighted average number of shares outstanding           4,623,794     4,718,993

Diluted:

Effect of assuming exercise of outstanding stock
  options and warrants based on the treasury
  stock method                                             76,047       694,548
                                                      -----------   -----------
Shares used in computing diluted earnings per share     4,699,841     5,413,541
                                                      -----------   -----------
                                                      -----------   -----------

Additional shares issuable assuming conversion of warrants is antidilutive for the three months ended June 30, 1998.

4.      SHAREHOLDERS' EQUITY

        During the three months ended June 30, 1998, the Company repurchased 314,286 performance shares for $3,143 ($.01 per share).

5.      ACQUISITION

        On June 19, 1998, the Company acquired substantially all the assets of T.L.C. for Girls, Inc. (TLC), a manufacturer of children's wear for approximately $630,000 in cash, including related acquisition costs. The acquisition has been accounted for as a purchase and accordingly, TLC's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired (goodwill) represents substantially the entire acquisition cost.

6.      LICENSE AGREEMENT

        In July 1998, the Company entered into a license agreement to manufacture large size women's sportswear under the "BONGO" trademark. The agreement requires royalty payments based on net sales with annual minimums of $250,000, $425,000 and $650,000 during the initial three year term. An advance royalty of $88,000 was paid in June 1998.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended June 30, 1998 and 1997.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                                      Three Months Ended
                                            June 30,
                                    -----------------------
                                     1998             1997
                                    ------           ------
Net sales                           100.0%           100.0%
Cost of sales                        80.3             80.4
                                    -----            -----
       Gross profit                  19.7             19.6
Operating expenses                   15.2             16.5
                                    -----            -----

       Income before income taxes     4.5              3.1
Provision for income taxes            1.9              1.3
                                    -----            -----
       Net Income                     2.6%             1.8%
                                    -----            -----
                                    -----            -----


 Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997

Net sales of $13.8 million in the three months ended June 30, 1998 represented an increase of $2.1 million, or 17.8% over net sales of $11.7 million in the three months ended June 30, 1998. The increase in net sales was primarily attributable to the addition of the Company's sweater division (Smart Objects) with sales of $526,000 and its children's sales group (T.L.C. for Kidz) with sales of $1,326,000.

The Company's gross profit increased $425,000, or 18.5% to $2.7 million for the three months ended June 30, 1998 from $2.3 million for the three months ended June 30, 1997. Gross profit margin increased slightly to 19.7% in the three months ended June 30, 1998 from 19.6% in the three months ended June 30, 1997.

Operating expenses, including all transactions with the factor, increased $ 161,000, or 8.3%, to $2.1 million in the three months ended June 30, 1998 from $1.9 million in the three months ended June 30, 1997. The increase was primarily due to an increase of $155,000 in payroll and related costs, including $74,000 in increased selling salaries, as well as $60,000 in selling related expenses which resulted from the expanded sales force for its new divisions. Factoring costs increased $31,000 as a result of higher sales volume. These expense increases are partially offset by a $243,500 credit loss provision which was reflected in the three months ended June 30, 1997 relating to Montgomery Ward's bankruptcy filing.

As a result of the above factors, pre-tax income increased from $367,000 in the three months ended June 30, 1997 to $631,000 in the three months ended June 30, 1998.

Liquidity and Capital Resources

Since its formation, the Company has financed its operations and met its capital requirements primarily through funds raised from its founders, three private placement offerings, as well as borrowings under its factoring arrangements, vendor financing and, to a lesser extent, equipment financing. In March 1997, the Company completed an initial public offering of investment units resulting in proceeds, net of underwriting discounts and offering costs of $5,352,000.

Operating activities provided net cash of $758,000 for the three months ended June 30, 1998. The principal use of operating cash during the quarter was to finance the acquisition of substantially all the assets of T.L.C. for Girls, Inc. for $630,000. Inventory levels increased as a result of the corresponding increased production to support the growth in sales from its new divisions (sweaters and children's), and continued expansion of import product categories.

The Company's capital expenditures totalled $54,000 for the three months ended June 30, 1998. These capital expenditures were for computer and office equipment. The Company does not have any material commitments for capital expenditures at this time; however, plans to upgrade information technology and its core business systems over the next twelve months may require up to $500,000, but no assurance thereof, can be given.

In July 1998, the Company signed a license agreement to manufacture large size women's sportswear under the "BONGO" trademark. The agreement requires annual minimum royalties of $250,000, $425,000 and $650,000 during the initial three year term.

The Company believes that existing cash, anticipated cash flows from operations and availability of advances under its factoring arrangement will be sufficient to support the Company's operations for at least the next 12 months.

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

Item 2.           Changes in Securities:  None.

Item 3.           Defaults Upon Senior Securities:  None.

Item 4.           Submissions of Matters to a Vote of Security Holders:  None.

Item 5.           Other Information:

BONGO License Agreement

         In July 1998, a wholly-owned subsidiary of the Company (referred to in this paragraph as the "Company"), entered into a license agreement with Michael Caruso & Co., the owner of the federally registered "BONGO" trademarks. The license grants the Company the exclusive right to manufacture large size women's sportswear of various types. The license includes the use of the name BONGO and its logos. The license agreement continues until March 31, 2002, and the Company has an option to extend the license for an additional three years thereafter. Under the license agreement, the Company pays a royalty of 5% of net sales generated, with a guaranteed minimum royalty of $250,000 in the first year, $425,000 in the second year, and $650,000 in the third year, and sums ranging from $900,000.00 to $1,400,000.00 during the three years of the extended term of the agreement. The Company also is obligated to achieve minimum annual net sales of $5,000,000.00 in the first year, $8,500,000.00 in the second year, and $13,000,000.00 in the third year, and sums ranging from $18,000,000.00 to $28,000,000.00 during the three years of the extended term of the agreement. The Company's efforts with respect to this license are coordinated from its headquarters at 1407 Broadway in Manhattan.

Employment Agreement with Andrew Miller

         Andrew Miller, who became the Company's President and Chief Operating Officer on July 6, 1998, executed an employment agreement with the Company effective on such date (the "Miller Agreement"). The Miller Agreement provides for (i) a term of two years, provided, that the Company may terminate the Miller Agreement with certain consequences prior to the expiration of the term, (ii) a base salary equal to $4,000 per week, (iii) a $4,000 per month expense allowance, plus reimbursement of business expenses incurred on behalf of the Company, (iv) a cash bonus equal to two and one-half percent (2-1/2%) of the excess above $1,000,000 of the net income before taxes of the Company for each full fiscal year of the Company during the term of the Miller Agreement, with a minimum bonus of $15,000 and (iv) perquisites comparable to Messrs. Dobies and Sobel, including health insurance for him and his family.

         The Miller Agreement also includes non-competition, confidentiality and non-solicitation provisions and provides for certain severance payments upon termination of his employment without Cause (as defined in the Miller Agreement).

         The Miller Agreement also includes a grant of 100,000 non-qualified stock options, outside the Option Plan, of which 25,000 shares will vest on July 6, 1999 and have an exercise price of $4.00 per share, 50,000 shares will vest on July 6, 2000 and have an exercise price of $6.00 per share and 25,000 shares will vest on July 6, 2001 and have an exercise price of $8.00 per share. The Company further agreed to issue to Mr. Miller 10,000 shares of Common Stock upon the earlier to occur of (i) the execution and delivery of a letter of intent regarding a public offering of the Company's securities involving gross proceeds to the Company of at least $15,000,000 and a public offering price of at least $20.00 per share and (ii) seven days prior to the filing by the Company of a registration statement with the Securities and Exchange Commission concerning such a public offering. These shares will be placed in escrow and returned to the Company if the public offering is not completed within six months thereafter.

Amendment to Employment Agreement with Eric Holtz

         Eric Holtz, Director of the Company's Import Sales Group, who had executed an employment agreement with the Company on May 21, 1997, executed an amendment to that agreement as of July 5, 1998 (the "Holtz Agreement"). The Holtz Agreement, as amended to date, provides for (i) a term extended to the year ended May 21, 1999, provided, that either party may terminate the Holtz Agreement upon 90 days' written notice (or no notice in the event of Cause (as defined below); (ii) a base salary equal to $3,846.16 per week or, if greater, an amount equal to seventy-two and one-half percent (721/2%) of the applicable base salary of each of the Company's Co-Chief Executive Officers of the Company;
(iii) a $2,500 per month expense allowance, plus reimbursement of business expenses incurred on behalf of the Company; (iv) participation in the Management Profit Participation; (v) a minimum bonus equal to $7,500 or an amount not less than one-half of the bonus paid to either of the Company's Co-Chief Executive Officers; and (vi) perquisites comparable to Messrs. Dobies and Sobel, including health insurance for him and his family.

         The Holtz Agreement also includes non-competition, confidentiality and non-solicitation provisions. Cause is defined in a substantively similar manner to those contained in the Dobies/Sobel Agreements.

         In addition to 110,000 previously granted incentive stock options, the Holtz Agreement acknowledges the granting of 8,000 additional incentive stock options to Mr. Holtz, vesting as follows: 2,666 shares on April 28, 1999, 2,667 shares on April 28, 2000, and 2,667 shares on April 28, 2001. The Holtz Agreement also provides for the granting of additional options equal to one-half of the number of options issued to each of the Company's Co-Chief Executive Officers as they are granted. The Holtz Agreement further includes the Company's agreement to grant 25,000 additional incentive stock options on each of July 15, 1998, July 15, 1999 and July 15, 2000 (or an aggregate of 75,000 options), with each such 25,000 additional options vesting over the three-year period following grant.

         The Holtz Agreement provides for certain severance and other payments upon termination of his employment, death or disability.

Factoring Agreements with Republic Factors

         In July 1998, T.L.C. for Kidz, Inc. ("T.L.C.") and Jenna Lane Polo Association Ltd. ("JLPA"), each wholly owned subsidiaries of the Company, entered into factoring agreements and related documents with Republic Business Credit Corporation ("Republic"), which also serves as the principal factor for the Company's receivables. The terms of these factoring agreements are substantially identical to agreements between Republic and the Company. The Company also guaranteed the obligations of the subsidiaries in these factoring agreements.

Item 6.       Exhibits and Reports on Form 8-K:

              (A) Exhibits:

EXHIBIT
NUMBER        DESCRIPTION

10.15 Employment Agreement, dated as of July 6, 1998, between the Registrant and Andrew Miller.
10.16 Amendment to Employment Agreement, dated as of July 5, 1998, between the Registrant and Eric Holtz.
10.17 License Agreement, dated as of July 1, 1998, between Jenna Lane Licensing I, Inc. and Michael Caruso & Co.
10.18 Factoring Agreement, dated July 14, 1998, between T.L.C. for Kidz, Inc. and Republic Business Credit Corporation.
10.19 Factoring Agreement, dated July 14, 1998, between Jenna Lane Polo Association, Ltd. and Republic Business Credit Corporation.
27.1          Financial Data Schedule (submitted electronically only)

              (B) Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 1998



                               JENNA LANE, INC.


                               By: /s/ Mitchell Dobies
                                   Mitchell Dobies
                                   Vice-Chairman & Co-Chief Executive Officer



                               By: /s/ Charles Sobel
                                     Charles Sobel,
                                     Vice-Chairman & Co-Chief Executive Officer

                                  Exhibit Index


10.15 Employment Agreement, dated as of July 6, 1998, between the Registrant and Andrew Miller.

10.16 Amendment to Employment Agreement, dated as of July 5, 1998, between the Registrant and Eric Holtz.

10.17 License Agreement, dated as of July 1, 1998, between Jenna Lane Licensing I, Inc. and Michael Caruso & Co.

10.18 Factoring Agreement, dated July 14, 1998, between T.L.C. for Kidz, Inc. and Republic Business Credit Corporation.

10.19 Factoring Agreement, dated July 14, 1998, between Jenna Lane Polo Association, Ltd. and Republic Business Credit Corporation.

27.1          Financial Data Schedule (submitted electronically only)