Form 10-Q
period 1998-09-30
JENNA LANE INC
filed 1998-11-13
CIK 944853

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

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

As of September 30, 1998, there were 4,414,707 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I -- FINANCIAL INFORMATION

                                                                       Page of
Item 1.  Financial Statements.                                        Form 10-Q

Consolidated Balance  Sheet as of September 30, 1998 (Unaudited)
          and March 31, 1998                                               3

Consolidated Statements of Operations for the three and six months ended
          September 30, 1998 and 1997 (Unaudited)                          4

Consolidated Statements of Cash Flows for the three and six  months ended
          September 30, 1998 and 1997 (Unaudited)                          5

Notes to Consolidated Financial Statements (Unaudited)                    6-7


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                           8-10

------------------------------------------------------------------------------
REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                        JENNA LANE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  September 30,    March 31,
                                ASSETS                1998           1998
                                                  -------------   -----------
                                                   (Unaudited)
Current Assets:
    Cash                                          $      47,170   $     6,595
    Due from factors                                  3,583,472     4,440,310
    Inventories                                       5,278,107     5,888,085
    Prepaid expenses and other                          970,751       379,270
    Deferred income taxes                                38,000        43,000
                                                  -------------   -----------
           Total Current Assets                       9,917,500    10,757,260

Property and Equipment, net                             515,142       501,617

Other Assets                                            917,755       278,292
                                                  -------------   -----------
                                                  $  11,350,397   $11,537,169
                                                  =============   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                              $   1,978,237   $ 2,925,661
    Accrued liabilities                                 302,634       187,208
    Income taxes payable                                240,320       305,645
    Current maturities of long-term debt                  8,519        12,449
                                                  -------------   -----------

           Total Current Liabilities                  2,529,710     3,430,963
                                                  -------------   -----------

Long-Term Debt                                              --          3,653
                                                  -------------   -----------

Deferred Income Taxes                                    34,000        30,000
                                                  -------------   -----------

Shareholders' Equity:
    Common stock, $.01 par value; 18,000,000
      shares authorized; issued and outstanding,
      4,414,707 and 4,728,993 shares, respectively       44,147        47,290
    Capital in excess of par value                    7,980,635     7,980,635
    Retained earnings                                   761,905        44,628
                                                  -------------   -----------

           Total Shareholders' Equity                 8,786,687     8,072,553
                                                  -------------   -----------

                                                  $  11,350,397   $11,537,169
                                                  =============   ===========


See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended          Six Months Ended
                                                     September 30,              September 30,
                                               ------------------------    ------------------------
                                                 1998            1997        1998            1997
                                               ------------------------    ------------------------
Net Sales                                      $17,120,399  $11,295,038    $30,947,199  $23,029,880
Cost of Sales                                   13,503,375    9,175,319     24,602,048   18,607,102
                                               -----------  -----------    -----------  -----------
       Gross Profit                              3,617,024    2,119,719      6,345,151    4,422,778
                                               -----------  -----------    -----------  -----------
Operating Expenses:
    Selling, general and administrative          2,643,848    1,378,446      4,532,824    3,137,781
    Factoring charges and interest                 372,708      190,005        581,050      367,164
                                               -----------  -----------    -----------  -----------

       Total Operating Expenses                  3,016,556    1,568,451      5,113,874    3,504,945
                                               -----------  -----------    -----------  -----------

       Income Before Income Taxes                  600,468      551,268      1,231,277      917,833

Provision for Income Taxes                         252,000      229,000        514,000      382,072
                                               -----------  -----------    -----------  -----------

       Net Income                              $   348,468  $   322,268    $   717,277  $   535,761
                                               ===========  ===========    ===========  ===========

Net Income Per Share:
       Basic                                   $      0.08  $      0.07    $      0.16  $      0.11
                                               ===========  ===========    ===========  ===========

       Diluted                                 $      0.08  $      0.06    $      0.16  $      0.10
                                               ===========  ===========    ===========  ===========


See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Three Months Ended                Six Months Ended
                                                                         September 30,                     September 30,
                                                               -------------------------------------------------------------------
                                                                    1998             1997              1998             1997
                                                               ---------------   --------------   ---------------  ---------------

Operating Activities:
    Net income                                                   $    348,468      $   322,268      $    717,277     $    535,761

    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                30,400           38,974            56,400           77,801
          Deferred income taxes                                        14,000            4,000             9,000          (15,000)
          Write-off of note receivable                                     --               --            35,760               --
          Changes in assets and liabilities:
             Due from factors                                       1,696,955         (726,815)          856,838         (839,452)
             Inventories                                            1,360,233        1,389,966           609,978         (154,705)
             Prepaid expenses and other                              (390,732)          23,988          (573,818)          41,783
             Income taxes                                             (12,051)         314,011           (65,325)         497,000
             Accounts payable and accrued liabilities              (2,998,986)      (1,356,419)         (831,998)        (217,318)
                                                              ---------------   --------------   ---------------  ---------------

          Net Cash Provided By (Used In) Operating
             Activities                                                48,287            9,973           814,112          (74,130)
                                                              ---------------   --------------   ---------------  ---------------

Investing Activities:
    Acquisition of business                                                --               --          (630,209)              --
    Capital expenditures                                              (15,562)              --           (69,925)        (233,994)
    Security deposits                                                 (20,768)         (15,082)          (21,572)         (13,914)
    Issuance of notes receivable                                      (55,000)         (50,000)          (94,627)        (274,030)
    Repayment of notes receivable                                      30,292           52,129            53,522           55,467
                                                              ---------------   --------------   ---------------  ---------------

          Net Cash Used In Investing Activities                       (61,038)         (12,953)         (762,811)        (466,471)
                                                              ---------------   --------------   ---------------  ---------------

Financing Activities:
    Principal payments on equipment notes payable                      (3,595)          (3,415)           (7,583)          (6,718)
    Repurchase of performance shares                                       --               --            (3,143)              --
                                                              ---------------   --------------   ---------------  ---------------
          Net Cash Used In Financing Activities                        (3,595)          (3,415)          (10,726)          (6,718)
                                                              ---------------   --------------   ---------------  ---------------
          Net (Decrease) Increase In Cash                             (16,346)          (6,395)           40,575         (547,319)

Cash at beginning                                                      63,516            7,395             6,595          548,319
                                                              ---------------   --------------   ---------------  ---------------
Cash at end                                                      $     47,170      $     1,000      $     47,170     $      1,000
                                                              ===============   ==============   ===============  ===============
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                $    205,570      $    87,602      $    288,265     $    133,085
                                                              ===============   ==============   ===============  ===============
    Income taxes paid                                            $    222,000      $        --      $    565,945     $         --
                                                              ===============   ==============   ===============  ===============


See notes to unaudited consolidated financial statements.

                       JENNA LANE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




 1.        BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of Jenna Lane, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the six months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

2.         INVENTORIES

                                                   September 30,      March 31,
                                                       1998             1998
                                                   -------------      ---------
                                                    (Unaudited)

           Raw materials                            $2,330,132       $2,308,517
           Work-in-process                             523,286          368,954
           Finished goods                            2,424,689        3,210,614
                                                    ----------       ----------
                                                    $5,278,107       $5,888,085
                                                    ==========       ==========

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

                        JENNA LANE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.        EARNINGS PER SHARE (Continued)

           The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share:


                                             Three Months Ended        Six Months Ended
                                                September 30,            September 30,
                                             -------------------      -------------------
                                               1998       1997         1998        1997
                                             -------     -------      -------     -------
           Basic:
           Common shares outstanding         4,414,707   4,718,993    4,414,707  4,718,993
           Effect of using weighted average      --         --          103,972     --
                                             ---------   ---------    ---------  ---------
           Weighted average number of
              shares outstanding             4,414,707   4,718,993    4,518,679  4,718,993

           Diluted:
           Effect of assuming exercise of
              outstanding stock options
              and warrants based on the
              treasury stock method              8,522     732,190       80,026    709,576
                                             ---------   ---------    ---------  ---------

           Shares used in computing
              diluted earnings per share     4,423,229   5,451,183    4,598,705  5,428,569
                                             =========   =========    =========  =========

           Additional shares issuable assuming conversion of warrants is antidilutive for the three and six months ended September 30, 1998.

 4.        SHAREHOLDERS' EQUITY

           During the six months ended September 30, 1998, the Company repurchased 314,286 performance shares for $3,143 ($.01 per share).

           In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock.

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

Item 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS



The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended September 30, 1998 and 1997, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.


                                    Three Months Ended       Six Months Ended
                                       September 30,           September 30,
                                    -------------------      -----------------
                                      1998       1997         1998      1997
                                    -------     -------      -------   -------
Net sales                            100.0%      100.0%       100.0%    100.0%
Cost of sales                         78.9        81.2         79.5      80.8
                                    ------      ------       ------    ------
   Gross profit                       21.1        18.8         20.5      19.2
Operating expenses                    17.6        13.9         16.5      15.2
                                    ------      ------       ------    ------
   Income before income taxes          3.5         4.9          4.0       4.0
Provision for income taxes             1.5         2.0          1.7       1.7
                                    ------      ------       ------    ------
Net Income                             2.0%        2.9%         2.3%      2.3%
                                    ======      ======       ======    ======

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997

Net sales of $17.1 million in the three months ended September 30, 1998 represented an increase of $5.8 million, or 51.6% over net sales of $11.3 million in the three months ended September 30, 1997. The increase in net sales was primarily attributable to the addition of the Company's sweater sales group (Smart Objects), and its children's sales group (TLC for Kidz) with sales of $1.0 million, $2.1 million, respectively.

The Company's gross profit increased $1.5 million, or 70.6% to $3.6 million for the three months ended September 30, 1998 from $2.1 million for the three months ended September 30, 1997. Gross profit margin increased to 21.1% in the three months ended September 30, 1998 from 18.8% in the three months ended September 30, 1997.This increase was primarily attributable to improved operating efficiencies in domestic production areas.

Operating expenses, including all transactions with the factor, increased $1.4 million, or 92.3%, to $3.0 million in the three months ended September 30, 1998 from $1.6 million in the three months ended September 30, 1997. The increase was primarily due to costs associated with the addition of new children's, sweater and dress sales groups and reorganization of the existing mail order sales group. An increase of $677,000 in payroll and related costs, including $260,000 in increased selling salaries, as well as an increase of $368,000 in selling related expenses resulted from this expansion strategy. Factoring costs increased $183,000 as a result of higher sales volume.

As a result of the above factors, pre-tax income increased from $551,000 in the three months ended September 30, 1997 to $600,000 in the three months ended September 30, 1998.

Six Months Ended September 30, 1998 Compared with Six Months Ended September 30, 1997

Net sales of $30.9 million in the six months ended September 30, 1998 represented an increase of $7.9 million, or 34.4% over net sales of $23.0 million in the six months ended September 30, 1997. The increase in net sales was primarily attributable to the addition of the Company's sweater sales group (Smart Objects), and its children's sales group (TLC for Kidz) with sales of $1.5 million, and $3.4 million, respectively.

The Company's gross profit increased $1.9 million, or 43.5% to $6.3 million for the six months ended September 30, 1998 from $4.4 million for the six months ended September 30, 1997. Gross profit margin increased to 20.5% in the six months ended September 30, 1998 from 19.2% in the six months ended
September 30, 1997.

Operating expenses, including all transactions with the factor, increased $1.6 million or 45.9% to $5.1 million in the six months ended September 30, 1998 from $3.5 million in the six months ended September 30, 1997. The increase was primarily due to an increase of $832,000 in payroll and related costs, including $335,000 in increased selling salaries, as well as $480,000 in selling related expenses which resulted from increased sales volume and the costs associated with the expansion into new sales groups. Factoring costs increased $214,000 as a result of higher sales volume.

As a result of the above factors, pre-tax income increased 34.2% from $918,000 in the six months ended September 30, 1997 to $1.2 million in the six months ended September 30, 1998.

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

Operating activities provided net cash of $48,000 and $814,000 for the three and six months ended September 30, 1998, respectively. The principal use of operating cash during the six months was to finance the acquisition of substantially all the assets of children's wear manufacturer, TLC for Girls, Inc. for $630,000.

The Company's capital expenditures totalled $16,000 and $70,000 for the three and six months ended September 30, 1998, respectively. These capital expenditures were for computer and office equipment. The Company has commitments for capital expenditures of approximately $750,000 to upgrade information technology and its core business systems as well as material handling and office equipment. Financing of these commitments has been arranged through a leasing company.

In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock.

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

Item 2.           Changes in Securities:  None.

Item 3.           Defaults Upon Senior Securities:  None.

Item 4.           Submissions of Matters to a Vote of Security Holders:

                  (a) The Annual Stockholders Meeting of the Company was held on September 16, 1998.

                  (b) The following directors were elected or their term of office as a director continued after the meeting:

                           Mitchell Dobies, Charles Sobel, Gerald Cohen
                           Mitchell Herman, and Gerald Kanter


                  (c) The following is a brief description of matters voted upon by stockholders at the Annual Meeting and the results of the vote.

                                    (i) Ratification of Edward Issacs & Company,
                  LLP as the Corporation's Independent Auditors for the Fiscal Year Ended March 31, 1999: Approved by majority vote of those stockholders present at the meeting in person or by proxy.

                                    (ii)  Election of Directors: Approved by a
                  majority vote of those stockholders present at the meeting in person or by proxy.

Item 5.           Other Information:

                  Stock Buyback Program

                  In September 1998, the Board of Directors of the Company approved an 18-month program to repurchase up to 500,000 shares of the Company's common stock in the public market.Repurchases will take place in the discretion of the management, subject to market price at the time, and are subject to available financing.

                  Year 2000 Computer Issue

                  What is commonly known as the "Year 2000 Issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or system failures.

                  With respect to its internal systems, the Company is taking appropriate steps to remedy the Year 2000 issues and does not expect the costs of these efforts to be material. However, the Year 2000 readiness of the Company's suppliers may vary. While the Company does not believe the Year 2000 matters disclosed above will have a material impact on its business, financial condition or results of its operations, it is uncertain whether or to what extent the Company may be effected by such matters.

Item 6.           Exhibits and Reports on Form 8-K:

                  (a) Exhibits:

                           27.1 Financial Data Schedule

                  (b) Reports on Form 8-K: None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 1998
                                                        JENNA LANE, INC.



                                                 By: /s/ Mitchell Dobies
                                                     --------------------------
                                                     Mitchell Dobies
                                                     Co-Chief Executive Officer



                                                 By: /s/ Charles Sobel
                                                     --------------------------
                                                     Charles Sobel
                                                     Co-Chief Executive Officer