Form 10-Q
period 1998-12-31
JENNA LANE INC
filed 1999-02-12
CIK 944853

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998

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

As of January 31, 1999, there were 4,339,707 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                       Page of
ITEM 1.  FINANCIAL STATEMENTS.                                        Form 10-Q

Consolidated Balance Sheet as of December 31, 1998 (Unaudited)
         and March 31, 1998                                               3

Consolidated Statements of Operations for the three and nine months ended
         December 31, 1998 and 1997 (Unaudited)                           4

Consolidated Statements of Cash Flows for the three and nine months ended
         December 31, 1998 and 1997 (Unaudited)                           5

Notes to Consolidated Financial Statements (Unaudited)                    6-8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.                                           9-11

--------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                        JENNA LANE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,          March 31,
                                                     ASSETS                            1998                 1998
                                                                                 ------------------   -----------------
                                                                                    (Unaudited)
Current Assets:
    Cash                                                                               $    24,009         $     6,595
    Due from factors                                                                     1,409,519           4,440,310
    Inventories                                                                          7,177,260           5,888,085
    Prepaid expenses and other                                                             847,652             379,270
    Prepaid income taxes                                                                   146,822                   -
    Deferred income taxes                                                                   50,000              43,000
                                                                                 ------------------   -----------------

        Total Current Assets                                                             9,655,262          10,757,260

Property and Equipment, net                                                                933,272             501,617

Other Assets                                                                               930,236             278,292
                                                                                 ------------------   -----------------

                                                                                       $11,518,770         $11,537,169
                                                                                 ==================   =================

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                   $ 2,580,755          $2,925,661
    Accrued liabilities                                                                    146,099             187,208
    Income taxes payable                                                                         -             305,645
    Current maturities of long-term debt                                                   105,049              12,449
                                                                                 ------------------   -----------------

        Total Current Liabilities                                                        2,831,903           3,430,963
                                                                                 ------------------   -----------------

Long-Term Debt                                                                             366,347               3,653
                                                                                 ------------------   -----------------

Deferred Income Taxes                                                                       32,000              30,000
                                                                                 ------------------   -----------------

Shareholders' Equity:
    Common stock, $.01 par value; 18,000,000 shares authorized; issued,
      4,414,707 and 4,728,993 shares respectively; outstanding 4,359,707 and
      4,728,993 shares respectively                                                         44,147              47,290
    Capital in excess of par value                                                       7,980,635           7,980,635
    Retained earnings                                                                      367,068              44,628
    Treasury stock, at cost                                                               (103,330)                  -
                                                                                 ------------------   -----------------

        Total Shareholders' Equity                                                       8,288,520           8,072,553
                                                                                 ------------------   -----------------

                                                                                       $11,518,770         $11,537,169
                                                                                 ==================   =================

See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                            Nine Months Ended
                                                      December 31, 1998                            December 31, 1998
                                            ----------------------------------------    -------------------------------------------
                                                  1998                  1997                   1998                   1997
                                            ------------------    ------------------    -------------------    --------------------

Net Sales                                         $ 9,253,459           $ 7,723,861            $40,200,658             $30,753,741

Cost of Sales                                       7,356,595             6,474,112             31,958,643              25,081,214
                                            ------------------    ------------------    -------------------    --------------------

      Gross Profit                                  1,896,864             1,249,749              8,242,015               5,672,527
                                            ------------------    ------------------    -------------------    --------------------

Operating Expenses:
    Selling, general and administrative             2,335,839             1,557,734              6,868,663               4,695,515
    Factoring charges and interest                    286,069               148,389                867,119                 515,553
                                            ------------------    ------------------    -------------------    --------------------

      Total Operating Expenses                      2,621,908             1,706,123              7,735,782               5,211,068
                                            ------------------    ------------------    -------------------    --------------------

      (Loss) Income Before Income Taxes              (725,044)             (456,374)               506,233                 461,459

(Credit) Provision for Income Taxes                  (330,207)             (170,000)               183,793                 212,072
                                            ------------------    ------------------    -------------------    --------------------

      Net (Loss) Income                           $  (394,837)          $  (286,374)           $   322,440             $   249,387
                                            ==================    ==================    ===================    ====================

Net (Loss) Income Per Share:
      Basic                                       $     (0.09)          $     (0.06)           $      0.07             $      0.05
                                            ==================    ==================    ===================    ====================

      Diluted                                     $     (0.09)          $     (0.06)           $      0.07             $      0.04
                                            ==================    ==================    ===================    ====================





See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended             Nine Months Ended
                                                                         December 31,                     December 31,
                                                               -----------------------------------------------------------------
                                                                   1998              1997             1998            1997
                                                               --------------   ---------------  ---------------  --------------

Operating Activities:
    Net (loss) income                                            $ (394,837)       $ (286,374)        $322,440        $249,387
    Adjustments to reconcile net (loss) income to net cash
      provided by(used in) operating activities:
         Depreciation and amortization                               71,935            39,548          128,335         117,349
         Deferred income taxes                                      (14,000)          (12,000)          (5,000)        (27,000)
         Write-off of note receivable                                  -                 -              35,760             -
         Other                                                         -                  743              -               743
         Changes in assets and liabilities:
           Due from factors                                       2,173,953         2,109,522        3,030,791       1,270,070
           Inventories                                           (1,899,153)       (1,588,743)      (1,289,175)     (1,743,448)
           Prepaid expenses and other                               115,874           (22,582)        (457,944)         19,201
           Income taxes                                            (387,142)         (188,335)        (452,467)        308,665
           Accounts payable and accrued liabilities                 445,983            (7,942)        (386,015)       (225,260)
                                                              --------------   ---------------  ---------------  --------------
         Net Cash Provided By (Used In) Operating
           Activities                                               112,613            43,837          926,725         (30,293)
                                                              --------------   ---------------  ---------------  --------------

Investing Activities:
    Acquisition of business                                             -                 -           (630,209)            -
    Capital expenditures                                             (5,564)          (41,705)         (75,489)       (275,699)
    Security deposits                                                (1,378)              -            (22,950)        (13,914)
    Issuance of notes receivable                                    (20,000)          (11,000)        (114,627)       (285,030)
    Repayment of notes receivable                                    16,122            18,830           69,644          74,297
                                                              --------------   ---------------  ---------------  --------------

         Net Cash Used In Investing Activities                      (10,820)          (33,875)        (773,631)       (500,346)
                                                              --------------   ---------------  ---------------  --------------

Financing Activities:
    Principal payments on equipment notes payable                   (21,624)           (3,529)         (29,207)        (10,247)
    Repurchase of stock                                            (103,330)              -           (103,330)            -
    Repurchase of performance shares                                    -                 -             (3,143)            -
                                                              --------------   ---------------  ---------------  --------------

         Net Cash Used In Financing Activities                     (124,954)           (3,529)        (135,680)        (10,247)
                                                              --------------   ---------------  ---------------  --------------

         Net (Decrease) Increase In Cash                            (23,161)            6,433           17,414        (540,886)

Cash at beginning                                                    47,170             1,000            6,595         548,319
                                                              --------------   ---------------  ---------------  --------------

         Cash at end                                               $ 24,009          $  7,433         $ 24,009         $ 7,433
                                                              ==============   ===============  ===============  ==============

Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                  $158,046          $ 68,940         $446,311        $202,025
                                                              ==============   ===============  ===============  ==============

    Income taxes paid                                              $ 67,797          $ 30,335         $633,742        $ 30,335
                                                              ==============   ===============  ===============  ==============

Noncash Transactions:

    Capital lease obligations incurred for the
      acquisition of equipment                                     $484,501           $   -           $484,501        $   -
                                                              ==============   ===============  ===============  ==============


See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.                BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Jenna Lane, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1998. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

                                    December 31,        March 31,
                                       1998               1998
                                    ------------       ----------
                                    (Unaudited)
         Raw materials               $2,214,569        $2,308,517
         Work-in-process              1,528,243           368,954
         Finished goods               3,434,448         3,210,614
                                    ------------       ----------
                                     $7,177,260        $5,888,085
                                    ------------       ----------
                                    ------------       ----------

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

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       EARNINGS PER SHARE (Continued)

         The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share (1997 share data has been adjusted to reflect a 10% stock dividend paid March, 1998):

                                            Three Months Ended        Nine Months Ended
                                                December 31,             December 31,
                                           ---------------------   ----------------------
                                             1998         1997        1998         1997
                                           ---------   ---------   ---------    ---------
         Basic:
         Common shares outstanding         4,359,707   4,718,993   4,359,707    4,718,993
         Effect of using weighted average     29,326        -        115,490         -
                                           ---------   ---------   ---------    ---------
         Weigted average number of
           shares outstanding              4,389,033   4,718,993   4,475,197    4,718,993

         Diluted:
         Effect of assuming exercise of
           outstanding stock options
           and warrants based on the
           treasury stock method                -           -         81,460      840,041
                                           ---------   ---------   ---------    ---------

         Shares used in computing
           diluted earnings per share      4,389,033   4,718,993   4,556,657    5,559,034
                                           ---------   ---------   ---------    ---------
                                           ---------   ---------   ---------    ---------

         Computation of diluted earnings per share is not reflected for the three months ended December 31, 1998 and 1997 because including potential common shares will result in an antidilutive per-share amount due to the net loss in each period.

         Additional shares issuable assuming conversion of warrants is antidilutive for the nine months ended December 31, 1998.

4.       SHAREHOLDERS' EQUITY

         During the nine months ended December 31, 1998, the Company repurchased 314,286 performance shares for $3,143 ($.01 per share).

         In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock. As of December 31, 1998, the Company has repurchased 55,000 shares at an aggregate cost of $103,330.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

7.       LEASES

         Operating Leases:

         In October 1998, the Company executed a six year lease for new administrative and warehouse space in Secaucus, New Jersey. The lease provides for a monthly rental of $33,400 through December, 2004.

         In January 1999, the Company executed a lease for larger showroom space. Upon occupancy, which is expected to take place in the late spring or early summer, the Company intends to consolidate a number of its other showrooms into this location. The lease provides for a monthly rental of $34,200 through July, 2006.

         Capital Leases:

         In November 1998, the Company entered into capital leases for the acquisition of computer hardware and software for its design, shipping and administrative departments and improvements to its new premises. The present value of the minimum lease payments amounted to $484,500. The leases require monthly payments of $11,900 through October 2001 and $7,300 thereafter, through October 2003, inclusive of interest ranging from 9.96% to 11.48%.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended December 31, 1998 and 1997, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                                       Three Months Ended               Nine Months Ended
                                         December 31,                      December 31,
                                       ------------------              ------------------
                                        1998        1997                1998        1997
                                       ------     -------              -------    -------

Net sales                               100.0%      100.0%               100.0%     100.0%
Cost of Sales                            79.5        83.8                 79.5       81.6
                                       ------     -------              -------    -------

  Gross profit                           20.5        16.2                 20.5       18.4
Operating expenses                       28.3        22.1                 19.2       16.9
                                       ------     -------              -------    -------

  Income before income taxes             (7.8)       (5.9)                 1.3        1.5
Provision for income taxes               (3.6)       (2.2)                 0.5        0.7
                                       ------     -------              -------    -------

Net (Loss) Income                        (4.2)%      (3.7)%                0.8%       0.8%
                                       ------     -------              -------    -------
                                       ------     -------              -------    -------



Three Months Ended December 31, 1998 Compared with Three Months Ended December 31, 1997

Net sales of $9.3 million in the three months ended December 31, 1998 represented an increase of $1.6 million, or 19.8% over net sales of $7.7 million in the three months ended December 31, 1997. The increase in net sales was primarily attributable to the addition of the Company's sweater sales group (Smart Objects), and its children's sales group (TLC for Kidz) with sales of $1.2 million, and $1.0 million, respectively.

The Company's gross profit increased $647,000, or 51.8% to $1.9 million for the three months ended December 31, 1998 from $1.2 million for the three months ended December 31, 1997. Gross profit margin increased to 20.5% in the three months ended December 31, 1998 from 16.2% in the three months ended December 31, 1997. This increase was primarily attributable to improved operating efficiencies in domestic production areas as well as continued migration from domestic factories to Carribbean basin regions. Gross margins, however, were negatively impacted in the quarter by a higher percentage of off-price sales on import products.

Operating expenses, including all transactions with the factor, increased $916,000, or 53.7%, to $2.6 million in the three months ended December 31, 1998 from $1.7 million in the three months ended December 31, 1997. The increase was primarily due to costs associated with the addition of new children's, sweater and dress sales groups and reorganization of the existing mail order sales group. An increase of $584,000 in payroll and related costs, including $157,000 in increased selling salaries, as well as an increase of $132,000 in selling related expenses resulted from this expansion strategy. Factoring costs increased $138,000 as a result of higher sales volume and additional interest on increased factor borrowing.

As a result of the above factors, pre-tax loss increased from $456,000 in the three months ended December 31, 1997 to $725,000 in the three months ended December 31, 1998. The Company believes that its core business remains strong as evidenced by its increasing revenues and margins. however, overall performance was negatively impacted by the lower than anticipated sales volume in its "US Polo", "Mail Order", "TLC for Kidz" and "Impatiens" sales groups, which did not contribute to the Company's business as expected in 1998. The Company expects the majority of these sales group to contribute to earnings in the fourth quarter.

Nine Months Ended December 31, 1998 Compared with Nine Months Ended December 31, 1997

Net sales of $40.2 million in the nine months ended December 31, 1998 represented an increase of $9.4 million, or 30.7% over net sales of $30.8 million in the nine months ended December 31, 1997. The increase in net sales was primarily attributable to the addition of the Company's sweater sales group (Smart Objects), and its children's sales group (TLC for Kidz) with sales of $2.7 million, and $4.4 million, respectively.

The Company's gross profit increased $2.6 million, or 45.3% to $8.2 million for the nine months ended December 31, 1998 from $5.6 million for the nine months ended December 31, 1997. Gross profit margin increased to 20.5% in the nine months ended December 31, 1998 from 18.4% in the nine months ended December 31, 1997. This increase is primarily attributable to improved domestic production operating efficiencies, a change in the Company's sales mix towards higher margin fashion apparel rather than basic, and the overall higher margins on import product.

Operating expenses, including all transactions with the factor, increased $2.5 million or 48.4% to $7.7 million in the nine months ended December 31, 1998 from $5.2 million in the nine months ended December 31, 1997. The increase was primarily due to an increase of $1.4 in payroll and related costs, including $492,000 in increased selling salaries, as well as $612,000 in selling related expenses which resulted from increased sales volume and the costs associated with the expansion into new sales groups. Factoring costs increased $352,000 as a result of higher sales volume and interest costs on increased factor borrowings for working capital needs.

As a result of the above factors, pre-tax income increased 9.8% from $461,000 in the nine months ended December 31, 1997 to $506,000 in the nine months ended December 31, 1998.

Liquidity and Capital Resources

Operating activities provided net cash of $113,000 and of $927,000 for the three and nine months ended December 31, 1998, respectively. The principal use of operating cash during the nine months was to finance the acquisition of substantially all the assets of children's wear manufacturer, TLC for Girls, Inc. for $630,000 and to repurchase the Company's common stock under its September 1998 buyback program for $103,000.

The Company's capital expenditures totalled $490,000 and $560,000 for the three and nine months ended December 31, 1998, respectively. $485,000 of these capital expenditures were for computer, material handling, design, and office equipment associated with upgrading information technology and its core business systems as well as improvements to its new warehouse and distribution center and administrative offices. These expenditures have been financed through a leasing company. In connection with the foregoing, in October 1998, the Company executed a six year lease agreement for the new premises (see Item 5, "Other Information"). The lease provides for monthly rental of $33,400 through December 2004.

In January, 1999, the Company executed a lease for larger showroom space. The lease provides for monthly rental of $34,200 through July, 2006.

In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock. As of December 31, 1998 the Company has repurchased 55,000 shares at an average price of $1.88 a share.

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

Item 2.           Changes in Securities:  None.

Item 3.           Defaults Upon Senior Securities:  None.

Item 4.           Submissions of Matters to a Vote of Security Holders:  None.

Item 5.           Other Information:

         New Showroom and Warehouse Leases

         In January 1999, the Company executed a lease with respect to the entire 24th floor in its current building at 1407 Broadway in Manhattan. The Company intends, upon occupying this space in the late spring or early summer, to consolidate a number of its other showrooms into a single space. Monthly rental of this space will be $34,200. The landlord also is providing $342,000 in construction allowances to the Company. The lease runs from occupancy through July 31, 2006. Upon occupancy of the new space, the Company's current lease of Suite 2004 in the same building will be terminated. The Company has not yet received an executed counterpart of the lease from the landlord, but anticipates that it will be received shortly.

         As of October 13, 1998, the Company executed a lease with respect to 72,206 square feet of office and warehouse space in Secaucus, New Jersey. The Company's warehouse and related office staff (including certain of its senior executives) moved into this space in February 1999. The Company also intends to move most of its design staff from its current location in Manhattan into the new Secaucus space in the near future. This move continues the Company's effort to consolidate its operations into two primary locations. Monthly rent on the Secaucus space is $33,395.28. As part of the lease, the landlord performed a significant amount of work at its expense to prepare the space for the Company's occupancy. The Company also expended and will expend approximately $250,000 as additional efforts to prepare the space, which amounts will be paid through a third-party leasing arrangement. The lease runs from January 1, 1999 through December 31, 2004.

         The Company has sent a termination notice to the landlord of its previous warehouse space in Cranbury, New Jersey, which termination is based upon the Company's belief that the landlord breached certain material obligations under the agreement. Notwithstanding this termination by the Company, there can be no assurance that the landlord will not claim that the Company's termination was improper and seek continuing payment of rent or other unspecified damages, or seek to negotiate a settlement of the matter which could involve substantial cost to the Company, despite the Company's position that the landlord's breach justified the Company's termination. The Company has been seeking and continues to seek a new tenant for its former warehouse space in an effort to mitigate any potential damages in this matter, but there can be no assurance that it will be able to successfully locate such a tenant, or that the landlord will be willing to enter into a lease with that tenant.

         New Computer Hardware and Software

         The Company recently acquired new computer hardware and software, timed to be delivered and installed in the new warehouse in Secaucus, which the Company believes will significantly enhance the flow and extent of information throughout the Company, including integration of all sales groups and other units within the Company's administrative infrastructure, and will ensure that the Company's operations will not encounter problems associated with the so-called "Year 2000" computer problem (see "Year 2000 Computer Issue" below). The system, including software, hardware and related training and consulting, is expected to cost approximately $600,000, most of which will be paid in the form of a lease over a five year period. The final amount will depend on the extent of training and consulting required. The Company plans for the new system to be fully operational throughout the Company in early to mid-summer of 1999.

         Stock Buyback Program

         In September 1998, the Board of Directors of the Company approved an 18-month program to repurchase up to 500,000 shares of the Company's common stock in the public market. Repurchases have taken place in the discretion of the management, subject to market price at the time, and are subject to available financing. Through January 31, 1999, the Company has repurchased an aggregate of 75,000 shares of common stock at prices ranging from $1.37 per share to $2.15 per share.

         Year 2000 Computer Issue

         What is commonly known as the "Year 2000 Issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not calculate dates beyond 1999, which may cause errors in information or system failures.

         With respect to its internal systems, as indicated above, the Company is taking appropriate steps to remedy the Year 2000 issues and does not expect the costs of these efforts to be material. However, the Year 2000 readiness of the Company's suppliers may vary. While the Company does not believe the Year 2000 matters disclosed above will have a material impact on its business, financial condition or results of its operations, it is uncertain whether or to what extent the Company may be effected by such matters.

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

Dated: February 11, 1999
                                               JENNA LANE, INC.



                                               By: /s/ Mitchell Dobies
                                                   Mitchell Dobies
                                                   Co-Chief Executive Officer



                                               By: /s/ Charles Sobel
                                                   Charles Sobel
                                                   Co-Chief Executive Officer