Form 10-K405
period 1999-03-31
JENNA LANE INC
filed 1999-06-30
CIK 944853

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

           [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ......... TO ..........

                         COMMISSION FILE NUMBER: 0-29126

                                JENNA LANE, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                            22-3351399
--------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

         1407 Broadway, Suite 2400                             10018
--------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting and non-voting common equity held by non-affiliates as of June 23, 1999: $5,171,832.10 (includes all common equity, whether or not registered under the Securities Act of 1933, as amended)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 18, 1999 the number of shares of common stock outstanding was 4,003,279 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting, which will be filed within 120 days of March 31, 1999, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

        The Company was formed in February 1995 and designs, manufactures and markets high quality, popularly priced "junior", "missy", and large size basic sportswear, basic fashion sportswear, and fashion knit and woven sportswear and other apparel for women and children. The Company was founded by individuals with extensive experience in apparel manufacturing, operations, sales and merchandising, and current management includes sales group and other leaders with similar backgrounds and experience.

        The Company operates through eight sales groups: Jenna Lane ("Jenna Lane"), JLNY ("JLNY"), Smart Objects, T.L.C. for Kidz ("TLC"), Impatiens, Mail Order, Bongo and U.S. Polo Association ("USPA"). Jenna Lane is primarily involved in the design, manufacture and sale of domestically produced cut and sewn, junior, missy and large size sportswear for women. JLNY sells foreign produced cut and sewn, junior, missy, and large size sportswear for women. Smart Objects manufactures junior fashion sweaters and knits in the moderate price range. TLC markets children's apparel. Impatiens is a dress manufacturer. The Company's mail order sales group sells junior, missy, large size and children's knits and wovens in the mail order channel of distribution. The Bongo sales group holds an exclusive license from the owner of the Bongo trademarks to produce products in the large size women's category. The Company is winding down its USPA sales group's activities (the group had been producing missy and large size active wear), resulting from a dispute between the Company, the licensor and certain other parties. See Item 3, "Legal Proceedings." The USPA and Bongo sales groups are operated through wholly-owned subsidiaries of the Company, Jenna Lane Polo Association, Ltd., and Jenna Lane Licensing I, Inc., respectively.

        The Jenna Lane sales group dominates the Company's revenues to a large extent, producing primarily basic sportswear which is domestically produced (although Jenna Lane also produces basic fashion and fashion sportswear). In the production of basic sportswear, the Company attempts to substantially control or own all aspects of its production capability, known within the industry as "vertical integration." The Company believes that this vertical integration positions the Company among the few apparel manufacturers in its market with the ability to control and manage the entire manufacturing process from the conversion of yarn into fabric to the completion of finished apparel. The Company believes it is able to realize significant cost savings through its retention of responsibility for the manufacturing of its own fabric (although not actually manufacturing itself). As a result, the Company believes it can sell high quality merchandise to price sensitive discounters and mass merchants at prices competitive to those of imported goods.

        Management believes that vertical integration in its domestic manufacture of sportswear, primarily for its Jenna Lane and mail order sales groups, allows the Company to deliver good quality competitively priced merchandise to customers significantly faster than the delivery time on goods shipped from overseas. Because of the Company's ability to produce goods more quickly than those of its competitors who import products, the Company's retail customers can conserve capital by purchasing less initial inventory, reduce markdowns by holding smaller quantities of non-moving merchandise, and increase sales by rapidly restocking fast-selling items. Management believes that the Company's ability to deliver good quality, competitively priced merchandise in a short time frame has allowed it to obtain as customers many of the nation's leading discount retail outlets, although no assurance can be given that these relationships will continue or be expanded.

        In its sales of basic fashion sportswear for a number of its sales groups, the Company is able to manufacture high quality goods at a moderate price point by using its domestic vertically integrated facilities in conjunction with processes more typical to the fashion industry. In producing its fashion sportswear, the Company follows more traditional manufacturing processes utilized in the apparel industry, namely the purchasing of fabric from outside vendors.

        The fashion and basic fashion sportswear product lines generate a higher gross profit margin than basic sportswear due to the differentiation of product and reduced competition. In its fashion and basic fashion sportswear production, the Company loses its competitive advantage of converting its own fabrics. Management believes, however, that its long standing relationships with buyers and management of its retail customers and its overall merchandising and design skills allow the Company to successfully compete in the fashion and basic fashion sportswear business. There can, however, be no assurance of the continuation of such success.

        Domestic production represents substantially all the activity within the Smart Objects, Impatiens and Mail Order sales groups and approximately half of the production activity within USPA and TLC. The balance of the Company's production, including 100% of the JLNY and Bongo sales groups, represents imported goods. While profit margins generally are higher on imported goods, delivery and lead times and risk assumed by the Company are greater.

        The Company attempts to maximize its competitive advantage through its market focus, product design, and merchandise. The Company historically has targeted the major national, regional and specialty chains whose volume demands attract them to manufacturers who can produce quality merchandise in high volumes at low cost within specified delivery schedules. As the Company's product offerings have expanded into imported goods and higher price point items, the Company has grown its intended customer base to include retailers more focused on quality and reliability than high volume or rapid delivery.

        The Company maintains a strong focus on popularly priced clothing, a segment of the apparel industry which management believes is experiencing faster growth than the industry as a whole. The Company believes, although it has no quantitative evidence thereof, that demographic trends have shifted consumer spending habits and apparel expenses have become a smaller proportion of personal expenditures for the "baby boom" population born between 1945 and 1964. Management believes that these consumers are required to shift more of their disposable income to the payment of mortgages, children's education and savings. As consumers have less money to spend on clothing, management believes they are shifting their apparel spending to discounters and off-price retailers. They are also purchasing more basics that can be worn for more than one season and have lower risk of becoming out of style in the year following purchase.

        At the same time, the currently strong U.S. economy has increased the interest in basic fashion products, which are higher priced but maintain some of the multi-season utility of basic sportswear. In addition, the greater disposable income resulting from the strong economy has enhanced the Company's success in marketing fashion sportswear through its various sales groups.

        A major focus of the Company's merchandising efforts involves the sale of fashion, basic fashion and basic sportswear to large size women's departments. Management believes that this market will grow due to the aging of the population and the tendency of older people to be overweight, although there can be no assurance of this. The Company has also sought to diversify its customer base through many product offerings by its sales groups focused on junior, missy and children's size apparel. The Company's sales of large size products, however, continue to represent a significant portion of the Company's volume.

        In March 1997, the Company completed its initial public offering of investment units comprising shares of Common Stock and Class A Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price currently equal to $6.36, subject to adjustment, at any time until March 19, 2000. The Company's Common Stock and Warrants are listed on the Nasdaq National Market System ("Nasdaq") under the symbols JLNY and JLNYW, respectively. See "Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters."

PRODUCT LINE

        The Company specializes in the design, manufacture and marketing of high quality, popularly priced junior, missy and large size sportswear and other apparel for women and children. The Company's products are sold at popular and moderate price points, typically ranging from $9 to $40 at retail. A large portion of the Company's sales are from merchandise sold under the label of the retailer (known as "private label"). The remainder are sold under the Company's own labels, which currently include Smart Objects (TM), United States Polo Association (R), Stressed Out (TM), Jenna Lane (TM), Jenna Lane (TM), Eric Charles (TM) and Jenna Lane Woman (TM). The Company's product line consists of many different styles that are changed twice each year in response to the two major selling seasons in the apparel industry - fall/back to school and spring. Adjustments and changes are made continuously to the line in response to customer information. Many of these styles are similar but customized to meet the design requests of the retailer or to provide the retailer with merchandising which its competitor is not selling.

        As indicated above, the Company's products are different for each sales group, although some sales groups, such as mail order, sell products manufactured by other sales groups. Across the Company's sales groups, products vary from basic, fashion basic and fashion sportswear. Basic apparel is significantly less risky than basic fashion and fashion apparel, primarily because of its longer product life cycle, but contains a lower gross profit margin. Management attempts to blend the relative risk levels with the profitability of these areas.

        The Company believes it has established a strong presence in the large size women's market. In the large size women's market, the Company's various sales groups produce a variety of pants, shorts, skirts, blouses, t-shirts, sweaters, coordinates, and dresses in knitted and woven fabrics consisting predominantly of lycra, acrylic, poly cotton, and stretch wovens. Bottoms and tops predominate this category, with bottoms generally producing greater sales than tops.

SALES GROUPS

        The Company is organized into eight sales groups, described in more detail below. Each sales group is decentralized with regard to sales. Production costs and operating costs associated with each sales group generally are not the responsibility of the sales group manager and operating expenses are not allocated by sales group. Management of the sales groups are generally compensated based on a commission tied to net sales and profit margins, although some are compensated in part based upon the overall profitability of the sales group. The Company believes that this structure enables sales group management to concentrate on sales and merchandising.

        The Company sells a majority of its products directly through its own showroom at 1407 Broadway in Manhattan, New York. The Company currently employs eight individuals in sales. Most salespeople generally receive a monthly draw against commission, with the commission being determined by the gross profit margin on an order by order basis.

        Jenna Lane. This sales group is responsible for selling domestic merchandise to customers in the junior, missy and large size markets. Merchandising in this sales group consists primarily of bottoms, tops and coordinates. As mentioned previously, bottoms containing lycra are a strong product in this category. In the large size market, products include junior inspired fabrications, silhouettes manufactured to large size specifications and more traditional large size products. All products are produced domestically.

        JLNY. As mentioned above, junior, missy, and large size products are imported through this sales group. The bulk of the merchandising in this group includes denim and denim related sportswear. Price points for both denim and woven products in this sales group are slightly higher than those which are domestically produced, with similar gross margins to domestic products. Management believes that reduced trade restrictions, increased competition in the domestic market and other factors have enhanced the Company's ability to substantially increase its activities in the import area, as a result of which a number of the Company's sales groups have benefitted through the use of importing. It is the Company's goal to make the use of imports the dominant focus of the Company's production efforts.

        Mail Order. This sales group is responsible for selling merchandise to companies who sell through direct mail catalogs. The product line includes wovens, knits and children's apparel in both basic and fashion sportswear in the junior, missy and large size categories, and tends to concentrate on somewhat higher price points than the Company's other products.

        Smart Objects. In 1998, the Company established the Smart Objects sales group to manufacture and sell moderately priced women's sweaters to department stores and better specialty chains. This has been the Company's first effort targeted at these retailers, and while sales have been slow to grow, management hopes to expand sales in the other sales groups as a result of its marketing efforts to these customers. The Company markets the sweaters primarily under the Smart Objects label.

        United States Polo Association. In 1998, a wholly-owned subsidiary of the Company (referred to in this paragraph as the "Company"), entered into a license agreement with the master licensee of the United States Polo Association. The license covers apparel of various types. The license includes the use of the name United States Polo Association and its logos. The license agreement continues until July 31, 2001 but the Company has an option to extend the license for three additional years thereafter. Under the license agreement, the Company pays a royalty of 5% of net sales generated but pays a guaranteed minimum royalty of $150,000 in the first year, $200,000 in the second year, and $250,000 in the third year and in any year thereafter. The Company also is obligated to achieve minimum annual net sales of $3.0 million in the first year, $4.0 million in the second year and $5.0 million in the third year and in any year thereafter. This sales group began shipping its products in September 1998. The Company has not made certain payments under the agreement because of its belief that the licensor has breached the license agreement, and has brought an action against the licensor and other parties. See Item 3, "Legal Proceedings."

        TLC. In May 1998 the Company established its children's sales group. On June 19, 1998, a wholly-owned subsidiary of the Company purchased substantially all of the assets of T.L.C. for Girls, Inc. ("TLC"), a debtor-in- possession under Chapter 11 of the United States Bankruptcy Code and a manufacturer of children's wear, for an aggregate purchase price of $350,000. The Company also had loaned TLC approximately $200,000 which has been capitalized as part of the purchase price. In addition, for several months prior to the acquisition, the Company served as TLC's exclusive supplier of goods, assisting TLC in producing an order file approximating $4 million. The children's clothing has continued to be manufactured primarily under the "TLC" label. Types of apparel marketed by this sales group includes children's sportswear such as tops, bottoms, sets and dresses.

        BONGO. In July 1998, a wholly-owned subsidiary of the Company entered into a license agreement with Michael Caruso & Co., the owner of the "BONGO" trademarks. The license grants the Company the exclusive right to manufacture large size women's sportswear of various types. The license includes the use of the name BONGO and its logos. The license agreement, which was recently amended to extend its term, continues until June 30, 2002, and the Company has an option to extend the license for an additional three years thereafter. Under the license agreement, the Company pays a royalty of 5% of net sales generated, with a guaranteed minimum royalty of $250,000, $425,000, $650,000 in the initial three year term (the first year of which extends from July 1998 until June 30, 2000), and sums ranging from $900,000 to $1,400,000 during the three years of the extended term of the agreement. The Company also is obligated to achieve minimum annual net sales of $5,000,000, $8,500,000, $13,000,000 in the initial three year term, and sums ranging from $18,000,000 to $28,000,000 during the extended term of the agreement. The Company has been merchandising large size women's clothing since entering into this license arrangement.

        Impatiens. In August 1998, the Company established its dress division, doing business under the name "Impatiens." The Company believes that the dress market, which it had not previously pursued, represents an opportunity to broaden the base of products offered, as well as to utilize customer relationships to sell additional products to the Company's existing customer base, while entering into new customer relationships that were not interested in doing business with the Company prior to its entry into the dress market. The sales group's products consist primarily of casual career and enlightened contemporary dressing for missy, petite, large and junior sizes.

DESIGN DEVELOPMENT

        New designs are created by an in-house staff which as of the date of this Annual Report consists of eight designers. Management believes there are many synergies in the design functions and that designs created for one sales group are frequently modified for use by other sales groups. The Company endeavors to combine creativity, knowledge of the marketplace and input from its retail customers to develop designs that incorporate established fashion trends and basic apparel.

        In order to facilitate its design activities and production, the Company uses a CAD/CAM (computer aided design/computer aided manufacturing) system. This system speeds the product development cycle during the design phases as well as initial pattern making and the creation of samples. In addition, customer presentations and maintenance of historical data were significantly improved with the addition of the new computer system.

MANUFACTURING

        In general, in basic sportswear merchandising, the Company maintains responsibility for the entire manufacturing process from conversion of yarn to shipment of finished goods, although it contracts out most of this work. The Company has established ties with approximately eight contractors, for whom the Company represents much of their business, to provide all of its cutting and sewing needs, although no assurance can be made that these relationships will continue at all or in a form and structure satisfactory to the Company. These relationships allow the Company to exercise an element of control over the contractor's production schedules and quality of the production process without being required to manage its own large labor force or undertake the financial obligations for capital acquisitions and equipment.

        The manufacturing process begins with the purchase of yarn. Poly cotton, acrylic and lycra are the three major yarns which are purchased by the Company. The Company generally purchases this yarn on a "spot" (or immediate) basis. During times of price fluctuations, the Company attempts to protect against these fluctuations by purchasing longer-term contracts, if possible.

        In its domestic manufacturing, the Company causes the yarn to be delivered to the contracted knitter, which then knits fabric in accordance with Company specifications. This process of conversion of knit to fabric generally takes approximately one week. The majority of fabric produced are greige fabrics, which are fabrics in their natural color. The Company maintains an inventory of greige fabric, permitting it to respond quickly to orders or unforeseen shortages. By maintaining its inventory primarily in greige goods rather than dyed goods, the fashion risk inherent in fabric color is reduced.

        The Company then sends the fabric to dyers and finishers primarily in the Northeast United States, in particular New York, New Jersey and Pennsylvania. After the fabric is completed, it is then shipped to another contractor, which will then cut and sew garments according to Company specifications.

        As indicated above, the Company has established a relationship with approximately eight outside contractors to provide a majority of its domestic cut and sewing needs. Although production is done outside the Company, these contractors rely on the Company for a great deal of their revenue. As a result of issues concerning contractors' compliance with certain legal requirements (see "Quality Control; Contractor Compliance," below), the Company has sought to utilize fewer, more reliable contractors. While this causes the Company to be somewhat more dependent on these contractors, the Company prefers this dependence to an inability to monitor a larger number of contractors' compliance with legal requirements and the Company's product specifications. The Company currently has no contractual arrangement with these contractors other than those with respect to individual orders and with respect to legal compliance issues. The Company has loaned an aggregate of $292,927 to its contractors during the past two years, of which $163,149 has been repaid with interest (including a loan for $36,000 that was written off). These loans generally are secured by certain assets of the borrower. The Company does not intend to loan further funds to contractors, since it believes that it must remain independent of the operations and business conduct of its contractors.

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

SHIPPING

        The Company ships a small portion of its merchandise directly from the contractor to customers. In addition, in January 1999, the Company leased approximately 72,000 square feet of warehouse and office space in Seacaucus, New Jersey. Most of the Company's merchandise is shipped from this warehouse. Management utilizes public warehousing to a limited extent during peak periods of shipping.

QUALITY CONTROL; CONTRACTOR COMPLIANCE

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

        The Company has encountered certain difficulties regarding certain of its contractors' employees. The Company recently settled an action brought against it by employees of one of its contractors, and as a result, the Company has entered into a comprehensive contractor compliance program with respect to ensuring that contractors' employees are legally permitted to work in the United States and that all applicable age, wage and hour laws are strictly complied with. Each contractor is subject to surprise visits by the Company's full-time employee whose sole job is focused on contractor compliance. Each contractor also is required to sign a detailed agreement with the Company pursuant to which it covenants to comply with all such applicable laws.

INVENTORY

        In the fiscal year ended March 31, 1999, the Company turned its inventory six times, compared to seven times for the 1998 fiscal year. As the Company grows and matures and further increases its importing activities, the turn rate is likely to continue to decrease. The Company endeavors to offset this negative aspect of importing by continually increasing the percent of merchandise that is sold prior to its manufacturing. Currently a majority of the merchandise is pre-sold. There can be no assurance of the Company's ability to pre-sell its merchandise.

ORDERING AND DISTRIBUTION

        The Company has computerized its order entry and has fully integrated order entry, shipping, accounts payable and accounts receivable through use of computer software. Senior management generally reviews all orders with respect to price, merchandise delivery dates and suitability for the customer. For the foreseeable future, the Company has determined that virtually no merchandise will be produced for stock domestically and all domestic manufacturing will take place in response to customer orders. As mentioned above, a portion of the Company's imported goods are produced prior to receipt of a customer order, primarily resulting from the longer lead times required for manufacturing and delivery as compared with domestically produced goods. Customers are invoiced at the time of shipment. Generally most customers have made payment within approximately 60 - 75 days, although no assurance can be given that this trend will continue.

ELECTRONIC COMMERCE

        Beginning on April 15, 1999 the Company formed an alliance with ModaCAD, Inc., ("ModaCad") to build an online retail store under ModaCad's "styleclick.com" online mall, and through a web site exclusive to the Company under the domain name "JENNALANE.COM". Company products will be offered by sales group on the "styleclick" site, initially including Jenna Lane, JLNY, Bongo and Smart Objects. The "jennalane.com" web site will divide products by category, and will also include an "Investor Relations" section which will provide information on daily stock quotes and Company information. This will also allow for the public to post messages about the Company, and a place for management to respond to the messages. The Company expects (although no assurance can be given) to have the web site fully operational in July or August 1999, and is hopeful that the remainder of the Company's sales groups will include some of their products on these sites before the 1999 holiday season.

        In exchange for their design, maintenance and hosting of the various sites, the Company pays to ModaCad 30% of the gross revenues resulting from the online sales. ModaCad also will implement all product fulfillment, customer service and shipping of products sold online. The Company also has paid a start-up fee and pays a maintenance fee to continue the sites operational.

OPERATIONS

        The Company maintains corporate offices and its design room at its warehouse facility in Seacaucus, New Jersey as well as at 1407 Broadway in Manhattan, where it also maintains its showroom and principal executive offices. In February 1999, the Company entered into a lease of the entire twenty-fourth floor of 1407 Broadway, and the Company has already moved most of its showrooms into this single facility. The Company will maintain its Impatiens showroom at 1410 Broadway, and it also pays for a portion of space in the Bongo showroom in Manhattan. The Company is hopeful that its other showroom leases will be assigned, sublet or returned to the landlords, but there can be no assurance of this. See "Item 2-Description of Properties."

CUSTOMER BASE


         The Company attempts to conduct business only with those customers it believes to be the most attractive in the market. These include current national mass merchant customers such as Kmart; regional discounters such as Ames, Shopko, Hills, and Pamida, national specialty chains such as Cato Stores, Deb Shops, Petrie, Ashley Stewart, Wet Seal, Miller's Outpost, and Charming Shoppes, department stores such as Federated Stores, and Steinmart, and other customers including the Army/Air Force Exchange, Brylane and Lerner's. Management has extensive long standing personal relationships with most of these accounts, although no assurance can be given that any of these will remain customers of the Company. During the fiscal year ended March 31, 1999, Kmart represented approximately 23% of the Company's sales and Charming Shoppes represented approximately 12% of the Company's sales.

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

BACKLOG; SEASONALITY

        As of June 1, 1999, the Company had unfilled orders of approximately $19.5 million, compared to approximately $16.1 million of such orders at the comparable date in 1998. These amounts include both confirmed orders and unconfirmed orders, which the Company believes, based on industry practice and its past experience, will be confirmed, and are therefore considered to be firm. Shipment of Spring orders normally commences in the early part of January with the major portion of Spring merchandise shipped in March and April. Shipment of Back-to-School/Fall orders normally commences in late June with the major portion of Fall merchandise shipped in August, September and October. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the manufacture and shipping of the product which, in some instances, depends on the desires of the customer. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

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

FACTORING OF ACCOUNTS RECEIVABLE

        Generally, the Company's accounts receivable are paid within 60-75 days from invoice, which management believes is within industry standards. The Company has a Factoring Agreement with Republic Business Credit Corp. ("Republic"), pursuant to which the Company receives advances against factored accounts receivable with interest at 1.0% under prime rate. Advances, which are at the discretion of Republic, generally are equal to 80% of eligible receivables. Republic also has provided the Company with financing for import letters of credit. Republic Bank participates in this financing arrangement. The Company has generally utilized the factoring arrangement to the maximum extent permitted by Republic. As the Company has completed further acquisitions and licensing arrangements, its dependence on its arrangement with Republic has increased to assist the Company's cash flow. The obligations of the Company to Republic are secured by a lien on certain of the Company's assets, consisting primarily of accounts receivable (and merchandise relating thereto), inventory, equipment and intangible assets of the Company. As a result, there can be no assurance that there will be assets available for distribution to stockholders or creditors other than Republic in the event of a liquidation of the Company.

EMPLOYEES

        At March 31, 1999, the Company employed 174 full time individuals, of which seventeen occupy executive or managerial positions, approximately 161 hold design, production, quality control or distribution positions and the balance occupy sales, clerical and office positions. Approximately eight of the Company's warehouse packers are covered by a collective bargaining agreement with the United Production Workers Union Local 17-18 which is effective from June 15, 1996 through and including June 14, 1999, which agreement has expired. The Company is currently renegotiating its collective bargaining agreement, and does not expect any difficulty in completing a favorable agreement in the near future. The Company considers its relations with its employees to be good and has not experienced any interruption of operations due to labor disputes.

COMPUTER LEASING

         In November 1998, the Company entered into capital leases for the acquisition of computer hardware and software for its design, shipping and administrative departments. The new system will significantly enhance the flow and extent of information throughout the Company, including integration of all sales groups and other units within the Company's infrastructure, and will ensure that the Company's operations will not encounter problems associated with the so-called "Year 2000" computer problem (see "Year 2000 Computer Issues" below).

        The Company has also entered into a consulting agreement with Richter Systems, Inc. to train employees of the Company and offer technical support, so as to enable the full application of the computer system. The final cost of the system will depend on the extent of training and consulting required. The Company plans for the new system to be fully operational throughout the Company in early to mid-summer of 1999.

ITEM 2. DESCRIPTION OF PROPERTIES.

        The Company leases four facilities in Manhattan and one in New Jersey. The four Manhattan facilities, located at 1407 Broadway (its principal executive offices), 264 West 40th Street, 1384 Broadway and 1410 Broadway, and which encompass approximately 14,000 square feet in total, house the Company's showroom and sales, merchandising, mail order and design staffs.

         The Company's principal executive offices are currently located at 1407 Broadway, in Manhattan. In January 1999 the Company executed a lease for the entire twenty-fourth floor in that building and occupied that space in June 1999. The landlord has provided $342,000 in construction allowances in order to customize the office space. The new office is the subject of a lease requiring a current annual base rental of $410,400 and continues until August 1, 2006. The Company's prior lease of Suite 2004 in the same building was terminated.

         The Company's mail order showroom was located at 1384 Broadway in Manhattan. This space is the subject of a lease requiring a current annual base rental of approximately $50,000 and continues until November 30, 2000. The Company has moved its mail order staff to its 1407 Broadway facility and hopes to sublease or assign this location to a third party.

         The Company's TLC showroom is located at 100 West 33rd Street in Manhattan. This space is the subject of a lease requiring a current annual base rental of $119,925 and continues until January 14, 2003. The Company intends to move its TLC staff to its 1407 Broadway facility and hopes to sublease or assign this location to a third party.

         The Company's design room was previously located at 264 West 40th Street in Manhattan. This space is the subject of a lease requiring a current annual base rental of $60,000 and continues until April 30, 2003. The Company has moved its design staff to its Seacaucus facility and hopes to sublease or assign this Manhattan location to a third party.

         The Company's Impatiens showroom is located at 1410 Broadway in Manahattan. This space is the subject of a lease requiring a current annual base rent of $111,722 and continues until November 16, 2005.

         The Company's warehouse and certain executive offices are located in Seacaucus, New Jersey (the "Warehouse"). In October 1998, the Company executed a six year lease requiring a current annual base rental of approximately $400,800 and continues until December 2004, with an option for the Company to renew for an additional two years. The Warehouse consists of 72,706 square feet for the combined executive offices and Company warehouse. The Warehouse has consolidated the warehouse, executive offices and design space, currently located in Manhattan. As part of the lease, the landlord performed a significant amount of work at its expense to prepare the space for the Company's occupancy.

         The Company has sent a termination notice to the landlord of its previous warehouse space in Cranbury, New Jersey, which termination is based upon the Company's belief that the landlord breached certain material obligations under the agreement. Despite the Company's position that the landlord's breach justified the Company's termination, the Company has sought to find a new tenant for the warehouse space in order to mitigate any potential damages. The new tenant that the Company identified was rejected by the landlord as unsuitable. The issue is currently under negotiations and may result in litigation, the results of which cannot be predicted at this time.

        The Company believes that its existing facilities are adequate to meet its current and currently foreseeable requirements, although there can be no assurance thereof. There can be no assurance that the Company can sublease or assign any of its premises as hoped.

ITEM 3. LEGAL PROCEEDINGS

        Except as described below there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company is subject to normal litigations in the ordinary course of business.

        Jenna Lane, Inc. v. Jordache Enterprises et al. The Company and its wholly owned subsidiary Jenna Lane Polo Association, Ltd. initiated this action alleging breach of a license agreement entered into with Quade, Inc. (involving the U.S. Polo Association trademarks), and related tort claims. The complaint demands $5 million in monetary damages, plus punitive damages. In lieu of answering the complaint, Quade and certain other entities moved to compel arbitration, and Jordache and certain other entities moved to stay the case until after the arbitration. The Company is opposing these motions, which are pending. The arbitration demand asserts $1,000,000 in damages, a portion of which arises from unpaid minimum guaranteed royalties, plus dilution of the trademarks. The Company hopes to reach an out-of-court settlement of all claims, but there can be no assurance thereof. It is premature to estimate the likelihood of an unfavorable outcome.

        Jenna Lane v. S.M.B. Textiles, et al. The Company filed this suit in state court alleging late delivery of nonconforming goods, resulting in over $125,000 in damages. One of the defendants, The Feldman Co., concurrently filed its own lawsuit against the Company alleging improper charge backs totaling $115,000. The cases are likely to be consolidated. Neither side has yet answered the other's allegations. It is premature to estimate the likelihood of an unfavorable outcome.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        MARKET FOR COMMON STOCK: In March 1997, the Company completed its initial public offering of investment units comprising shares of Common Stock and Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at an exercise price currently equal to $6.36, subject to adjustment, at any time until March 19, 2000. The Common Stock and Warrants are listed on Nasdaq under the symbols JLNY and JLNYW, respectively.

                                  Common Stock
                                 $0.01 par value

                                               Bid                                 Ask
Period                                   High         Low                    High         Low
-------                                -------     --------                -------       ------
Fiscal Year 1999

First Quarter
(April 1998 through June)               8.50        1.75                     8.625        1.875

Second Quarter
(July through September)                2.9375      1.53125                  3            1.625

Third Quarter
(October through December)              2.25        1.03125                  2.50         1.21875

Fourth Quarter
(January through March)                 2.6875      1.875                    2.75         1.9375


Fiscal Year 1998
First Quarter
(April 1997 through June)               9.4309      7.7265                   9.7718       7.7833

Second Quarter
(July through September)                9.7718      8.7491                   9.9422       8.8059

Third Quarter
(October through December)              12.3851     9.6581                   12.6124      9.8855

Fourth Quarter
(January through March)                 11.2489     8.6875                   11.3057      8.7500


                     Class A Common Stock Purchase Warrants

                                           Closing Bid                        Closing Ask
Period                                   High         Low                    High         Low
-------                                -------     --------                -------       ------
Fiscal Year 1999
First Quarter
(April 1998 through June)               2.625       .50                     2.875         .875

Second Quarter
(July through September)                1.50        .1875                   1.75          .3125

Third Quarter
(October through December)               .53125     .125                     .625         .25

Fourth Quarter
(January through March)                  .6875      .3125                    .8125        .50

Fiscal Year 1998
First Quarter
(April 1997 through June)               4.5450     3.6360                   4.9995       3.9769

Second Quarter
(July through September)                4.4314     3.9769                   4.9995       4.2041

Third Quarter
(October through December)              6.1358     4.4314                   6.3630       4.9995

Fourth Quarter
(January through March)                 5.6813     2.7500                   6.1358       2.9375



        As a condition to listing the Company's securities on Nasdaq, the Company is required to ensure that (i) independent directors represent a majority of the members of the Board of Directors, and for one such independent director to serve as Chairman and (ii) Messrs. Dobies and Sobel agree not to sell or otherwise dispose of any securities of the Company beneficially owned by them (other than certain shares sold by them in the Company's initial public offering) for a period of two years from the effective date of the initial public offering, which date was March 19, 1999. There can be no assurance that Nasdaq will not request further restrictions in the future, or that any other securities exchange on which the Company desires to list its securities will not request similar or more onerous restrictions.

        HOLDERS: As of May 21, 1999, there were approximately 27 holders of the Common Stock (including CEDE & Co. on behalf of numerous other beneficial owners) and 16 holders of the Warrants.

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

        STOCK BUYBACK PROGRAM: In September 1998, the Board of Directors of the Company approved an 18- month program to repurchase up to 500,000 shares of the Company's common stock in the public market. Repurchases take place in the discretion of the management, subject to market price at the time, and are subject to available financing. Through June 15, 1999, the Company has repurchased an aggregate of 100,000 shares of common stock at prices ranging from $1.31 per share to $2.25 per share.

        INVESTMENT BANKING FIRM ENGAGEMENT: In March 1999, the Company retained Financo, Inc. ("Financo") as its exclusive financial advisor to review and analyze the financial and structural alternatives available to the Company, with a view towards meeting its long-term strategic objectives and maximizing of shareholder value. Financo is a New York based investment banking firm specializing in mergers, acquisitions, divestitures, restructuring and other financial advisory services for apparel, retailing and other merchandising and consumer product companies. The alternatives being evaluated may include a merger or combination with a strategic operator, the formation of strategic alliances or joint ventures, the acquisition of another company, and other similar opportunities. Financo received an initial retainer of $50,000, and shall receive certain additional fees upon consummation of a transaction. There can be no assurance that Financo will locate a suitable opportunity for the Company.

ITEM 6. SELECTED FINANCIAL DATA

                                                 YEAR ENDED MARCH 31,
                                         ----------------------------------
                                         1999           1998           1997
                                         ----           ----           ----
STATEMENT OF OPERATIONS DATA:
      Net sales                      $60,392,370     $42,561,796   $35,372,386
      Operating income                 1,970,313       1,241,394       804,523
      Net income                         741,569         517,157       136,260
      Net Income Per Share:
           Basic                            0.17            0.11          0.03
           Diluted                          0.16            0.09          0.03
      Weighted average common shares
        outstanding:
           Basic                       4,445,624       4,719,322     2,305,749
           Diluted                     4,530,822       5,531,859     2,333,234


                                                     MARCH 31,
                                         ----------------------------------
                                         1999           1998           1997
                                         ----           ----           ----
BALANCE SHEET DATA:
      Working capital                $ 7,335,615     $ 7,326,297   $ 7,191,854
      Total assets                    14,064,775      11,537,169    10,034,842
      Long-term debt                     690,463           3,653        16,797
      Shareholders' equity             8,664,261       8,072,553     7,461,770

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three years ended March 31, 1999.

Highlights

The Company designs, manufactures (through contractors) and markets high quality, popular priced "junior", "missy", and large size basic and fashion sportswear and other apparel for women and children. The Company primarily serves both mass merchandise and specialty retail store chains. The Company's products are manufactured in a variety of woven and knit fabrications.

In January 1998, the Company established the Smart Objects Sales group to sell junior and large size moderately priced domestic knit sweaters. Full scale operations started in Fall 1998.

In February 1998, the Company entered into a license agreement with the master licensee of the United States Polo Association to utilize the US Polo Association brand. The Company has not made certain payments under the agreement because of its belief that the licensor has breached the license agreement and has brought an action against the licensor and other parties (see Item 3 "Legal Proceedings").

In May 1998, the Company established its children's sales group. On June 19, 1998, the Company purchased substantially all of the assets of children's wear manufacturer T.L.C. for Girls, Inc. ("TLC"), a debtor-in-possession under Chapter 11 of the United States Bankuptcy Code, for an aggregate purchase price of $630,000.

In July 1998, the Company entered into a license agreement for the "Bongo" trademark. The initial term of the agreement extends to June 2002 and requires certain guaranteed minimum royalties. The Company has been merchandising large size women's clothing under this license.

In July 1998, the Company formed a sales group for dresses under the name "Impatiens" to sell petite, missy and large size moderate price dresses.

Results of Operations

The following table sets forth, for the year indicated, the Company's statements of operations data as a percentage of net sales.

                                                                         YEAR ENDED MARCH 31,
                                                            -----------------------------------------
                                                                1999            1998            1997
                                                            ----------      ---------        --------
         Net Sales                                               100.0%         100.0%          100.0%
         Cost of Sales                                            78.6           81.1            82.2
                                                            ----------      ---------       ---------
                 Gross Profit                                     21.4           18.9            17.8
         Operating Expenses                                       18.1           16.0            15.5
                                                            ----------      ---------       ---------
                 Income from operations                            3.3            2.9             2.3
         Interest Expense                                          1.1            0.7             1.7
                                                            ----------      ----------      ---------
                 Income Before Income Taxes                        2.2            2.2             0.6
         Provision for Income Taxes                                0.9            0.9             0.2
                                                            -----------     ----------      ---------
                 Net Income                                        1.3%           1.3%            0.4%
                                                            ===========     ==========      ==========


Year Ended March 31, 1999 Compared with Year Ended March 31, 1998

Net sales of $60.4 million in the year ended March 31, 1999 represented an increase of $17.8 million, or 41.9% over net sales of $42.6 million in the year ended March 31, 1998. The increase in net sales was primarily attributable to the addition of the Company's sweater sales groups (Smart Objects) and its children's sales group (TLC) with sales of $3.1 million and $7.1 million, respectively. In addition, the Company's established core sales groups (Jenna Lane and JLNY), representing domestic and import products, experienced strong demand.

The Company's gross profit increased $4.9 million, or 60.3%, to $12.9 million for the year ended March 31, 1999 from $8.0 million for the year ended March 31, 1998. Gross profit margin increased to 21.4% in the year ended March 31, 1999 from 18.9% in the year ended March 31, 1998. The increase in gross profit margin resulted primarily from increased sales.

Operating expenses increased $4.1 million, or 60.6%, to $10.9 million in the year ended March 31, 1999 from $6.8 million in the year ended March 31, 1998. The increase was primarily due to an increase of $2.1 million in payroll and related costs, including $772,000 in increased selling salaries, as well as $377,000 in selling-related expenses, which resulted from increased sales volume. Factoring costs increased $171,000 as a result of higher sales volume.

As a result of the above factors, income from operations increased 58.7% from $1.2 million in the year ended March 31, 1998 to $2.0 million in the year ended March 31, 1999.

Interest expense increased from $322,000 in 1998 to $667,000 in 1999. This increase is primarily the result of additional borrowing for working capital needs and capital lease obligations.

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

Operating expenses increased $1.3 million, or 24.1%, to $6.8 million in the year ended March 31, 1998 from $5.5 million in the year ended March 31, 1997. The increase was primarily due to an increase of $728,000 in payroll and related costs, including $407,000 in increased selling salaries, as well as $220,000 in selling-related expenses which resulted from increased sales volume. Factoring costs decreased $45,000 as a result of lower commission rates, however, a $156,000 credit loss was incurred during the year relating to Montgomery Ward's bankruptcy filing.

As a result of the above factors, income from operations increased 54.3% from $805,000 in the year ended March 31, 1997 to $1.2 million in the year ended March 31, 1998.

Interest expense decreased from $596,000 in 1997 to $322,000 in 1998. This decrease is primarily attributable to the repayment of promissory notes issued in November 1995 and repaid in March 1997 from the proceeds of the Company's initial public offering.

Liquidity and Capital Resources

Since its formation in 1995, the Company has financed its operations and met its capital requirements primarily through funds raised from its founders, three private placement offerings, as well as borrowings under its factoring arrangements, vendor financing and, to a lesser extent, equipment financing. In March 1997, the Company completed an initial public offering of investment units resulting in proceeds, net of underwriting discounts and offering costs, of $5,352,000. These financing activities provided net cash of $4.6 million in fiscal 1997, $15,000 in fiscal 1998 and used $224,000 in fiscal 1999.

Operating activities used net cash of $3.9 million in fiscal 1997, $24,000 in fiscal 1998 and provided net cash of $1.1 million in fiscal 1999. The principal uses of operating cash are to purchase fabric and manufacture its products, purchase import finished goods and financing accounts receivable. Inventory levels increased as result of the corresponding increased production to support the growth in sales, continued expansion of import product categories and the timing of Spring '99 shipments to customers.

The Company's capital expenditures totaled $175,000, $362,000 and $1,060,000 in fiscal 1997, 1998 and 1999, respectively. These capital expenditures were for computer, material handling, design and office equipment, associated with upgrading information technology and its core business systems as well as improvements to its new warehouse and distribution center and administrative offices. $933,000 of the 1999 expenditures have been financed through a leasing company. The Company does not have any material commitments for capital expenditures at this time. Also, included in the $818,000 of net cash used in investing activities is $630,000 which was used in the acquisition of TLC.

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

Recently Issued Accounting Pronoucements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company is not currently affected by SFAS No. 133.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages F-1 through F-17 annexed hereto. All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following sets forth certain information with respect to the directors, executive officers and key employees of the Company.

Name                   Age              Position(s)
---------------      ------             -------------
Mitchell Dobies        41               President, Treasurer, Co-Chief Executive
                                           Officer and Director

Charles Sobel          39               Co-Chief Executive Officer, Executive
                                           Vice President and Director

Eric Holtz             33               Director of Import Sales Group

Kathleen A. Dressel    33               Secretary

Mitchell Herman        47               Chairman of the Board of Directors

Gerald L. Kanter       64               Director

Gerald Cohen           66               Director

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

        KATHLEEN A. DRESSEL. Ms. Dressel, Secretary of the Company, has been Operations Manager of the Company since its inception. From September 1994 through March 1995, she was an Executive Assistant at CR & ME. From April 1986 through September 1994 she was an Administrative Assistant to the Senior Vice President of Merchandising of Jamesway Corporation, a regional discount department store.

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

DIRECTORS' COMPENSATION

        The Company currently pays $1,500 per meeting (plus travel and related expenses) to members of the Board of Directors who are not employees of the Company. On March 12, 1997, the Board of Directors granted

2,500 ten-year stock options at an exercise price currently equal to $4.54, outside the Company's 1996 Incentive Stock Option Plan (the "Option Plan"), to each of Messrs. Jay Haft, Herman and Cohen, which were effective on March 19, 1997. In appreciation of his services, upon Mr. Haft's resignation as a director in December 1997, the vesting of his 2,500 options was accelerated. On April 28, 1998, Messrs. Kanter, Herman and Cohen each received 2,500 ten-year stock options with a current exercise price of $4.00, outside the Option Plan. These options originally had an exercise price of $7.60 but were repriced in December 1998. In September 1998, Messrs. Kanter, Herman and Cohen each received 1,250 ten-year stock options with a current exercise price of $1.82, outside the Option Plan.

        Further, in June 1996, the Company paid Lawrence Kaplan, a former director, compensation in the form of 57,143 shares of Common Stock designated as "Performance Shares" as an inducement for him to continue to serve as a director of the Company. With respect to the Performance Shares, (a) in June 1998, one-half of these shares ("One Half") were repurchased by the Company for the par value thereof since the Company did not achieve net income before taxes ("Net Income") of at least $1.5 million during the period of April 1, 1997 through March 31, 1998 ("1998 Fiscal Year"), and (b) One Half were repurchased by the Company for the par value thereof since the Company did not achieve Net Income of at least $2.25 million during the period of April 1, 1998 through March 31, 1999 ("1999 Fiscal Year"). Net Income, for purposes of the foregoing calculations, excluded any tax deduction obtained by the Company solely on account of the issuance of the Performance Shares and all similar Performance Shares issued to directors and members of management of the Company. These shares are not subject to vesting or any other requirement that Mr. Kaplan remain as a director of the Company for any specified period. In February 1997, Mr. Kaplan resigned as a director of the Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT
NUMBER              DESCRIPTION
---------           -------------
              1.1   Form of Underwriting Agreement between the Company and Walsh
                    Manning Securities, LLC (the "Underwriter") (incorporated by reference to registrant's Registration Statement on Form S-
                    1, registration number 333-11979)

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

              10.13 License Agreement between the Company and Quade, Inc. dated as of February 5, 1998 (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999)

              10.14 Supply and Financing Agreement between the Company and
                    T.L.C. for Girls, Inc. (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999)

              10.15 Purchase Agreement between Jenna Lane Kids, Inc. (now known as T.L.C. for Kidz, Inc.) and T.L.C. for Girls, Inc. (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999)

              10.16 Employment Agreement, dated as of July 6, 1998, between the
                    Registrant and Andrew Miller (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.17 Amendment to Employment Agreement, dated as of July 5,
                    1998, between the Registrant and Eric Holtz (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.18 License Agreement dated as of July 1, 1998, between Jenna
                    Lane Licensing I, Inc. And Michael Caruso & Co. (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.19 Factoring Agreement, dated July 14, 1998, between T.L.C.
                    for Kidz, Inc. and Republic Business Credit Corporation (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.20 Factoring Agreement, dated July 14, 1998, between Jenna
                    Lane Polo Association and Republic Business Credit Corporation (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.21 Separation agreement, dated April 19, 1999, between the
                    Registrant and Andrew Miller.

              10.22 Lease, dated January 5, 1999, between the Company and
                    Gettinger Associates.

              10.23 Lease, dated October 13, 1998, between the Company and
                    Hartz Mountain Associates.

               21.1 Subsidiaries

               27.1 Financial Data Schedule

              (b) Financial Statements and Supplementary Data - Reference is made to the Index to Financial Statements under Item 8 in Part II hereof, where these documents are listed.

              (c) Reports on Form 8-K. The registrant has submitted no Reports on Form 8-K during the fourth fiscal quarter of its 1999 fiscal year.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                JENNA LANE, INC.

Date: June   28     , 1999

                                   By:       /s/ Mitchell Dobies
                                      ------------------------------------------
                                       Mitchell Dobies,  President, Co-Chief
                                         Executive Officer


                                   By:       /s/ Charles Sobel
                                      ------------------------------------------
                                       Charles Sobel, Co-Chief Executive Officer


                                   By:       /s/ Mitchell Dobies
                                      ------------------------------------------
                                       Mitchell Dobies, Principal
                                         Accounting Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                             Date
---------                             -----                             ----


/s/ Mitchell Dobies                Director and                         6/28/99
----------------------------       Principal Executive
Mitchell Dobies                    Officer


/s/ Charles Sobel                  Director and                         6/28/99
----------------------------       Principal Executive
Charles Sobel                      Officer


/s/ Mitchell Dobies                Principal Accounting                 6/28/99
----------------------------       Officer
Mitchell Dobies

/s/ Gerald L. Kanter               Director                             6/28/99
----------------------------
Gerald L. Kanter

/s/ Mitchell Herman                Chairman of the                      6/28/99
----------------------------       Board of Directors
Mitchell Herman

/s/ Gerald Cohen                   Director                             6/28/99
----------------------------
Gerald Cohen

EXHIBIT
NUMBER              DESCRIPTION
---------           ------------
              1.1   Form of Underwriting Agreement between the Company and Walsh
                    Manning Securities, LLC (the "Underwriter") (incorporated by reference to registrant's Registration Statement on Form S-
                    1, registration number 333-11979)

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

              10.13 License Agreement between the Company and Quade, Inc. dated as of February 5, 1998 (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999)

              10.14 Supply and Financing Agreement between the Company and
                    T.L.C. for Girls, Inc. (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999)

              10.15 Purchase Agreement between Jenna Lane Kids, Inc. (now known as T.L.C. for Kidz, Inc.) and T.L.C. for Girls, Inc. (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999)

              10.16 Employment Agreement, dated as of July 6, 1998, between the
                    Registrant and Andrew Miller (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.17 Amendment to Employment Agreement, dated as of July 5,
                    1998, between the Registrant and Eric Holtz (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.18 License Agreement dated as of July 1, 1998, between Jenna
                    Lane Licensing I, Inc. And Michael Caruso & Co. (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.19 Factoring Agreement, dated July 14, 1998, between T.L.C.
                    for Kidz, Inc. and Republic Business Credit Corporation (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.20 Factoring Agreement, dated July 14, 1998, between Jenna
                    Lane Polo Association and Republic Business Credit Corporation (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

              10.21 Separation agreement, dated April 19, 1999, between the
                    Registrant and Andrew Miller.

              10.22 Lease, dated January 5, 1999, between the Company and
                    Gettinger Associates.

              10.23 Lease, dated October 13, 1998, between the Company and
                    Hartz Mountain Associates.

               21.1 Subsidiaries

                        JENNA LANE, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets - March 31, 1999 and 1998                      F-3

Consolidated Statements of Operations -
  Years Ended March 31, 1999, 1998 and 1997                                F-4

Consolidated Statements of Shareholders' Equity -
  Years Ended March 31, 1999, 1998 and 1997                                F-5

Consolidated Statements of Cash Flows -
  Years Ended March 31, 1999, 1998 and 1997                                F-6

Notes to Consolidated Financial Statements                            F-7 - F-17

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Jenna Lane, Inc.

We have audited the accompanying consolidated balance sheets of Jenna Lane, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jenna Lane, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

                                                    EDWARD ISAACS & COMPANY LLP

New York, New York
June 7, 1999

                        JENNA LANE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                 MARCH 31,
                                                          ----------------------
                                ASSETS                      1999          1998
                                                          --------      --------
CURRENT ASSETS:
    Cash                                                $    41,465  $     6,595
    Receivables                                             282,942    4,440,310
    Advances to suppliers and others                        664,704      145,389
    Inventories                                          10,464,842    5,888,085
    Prepaid expenses and other                              445,713      233,881
    Deferred income taxes                                    70,000       43,000
                                                        -----------  -----------
        TOTAL CURRENT ASSETS                             11,969,666   10,757,260

PROPERTY AND EQUIPMENT, NET                               1,310,337      501,617

OTHER ASSETS                                                784,772      278,292
                                                        -----------  -----------
                                                        $14,064,775  $11,537,169
                                                        ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $ 4,008,341  $ 2,925,661
    Accrued liabilities                                     329,281      187,208
    Income taxes payable                                    112,153      305,645
    Current maturities of long-term debt                    184,276       12,449
                                                        -----------  -----------
        TOTAL CURRENT LIABILITIES                         4,634,051    3,430,963
                                                        -----------  -----------
LONG-TERM DEBT                                              690,463        3,653
                                                        -----------  -----------
DEFERRED INCOME TAXES                                        76,000       30,000
                                                        -----------  -----------
SHAREHOLDERS' EQUITY:
    Common stock, $.01 par value; 18,000,000 shares
      authorized; issued 4,414,707 and 4,728,993 shares,
      outstanding 4,339,707 and 4,728,993 shares,
      respectively                                           44,147       47,290
    Capital in excess of par value                        7,980,635    7,980,635
    Retained earnings                                       786,197       44,628
    Treasury stock, at cost; 75,000 shares in 1999         (146,718)           -
                                                        -----------  -----------
        TOTAL SHAREHOLDERS' EQUITY                        8,664,261    8,072,553
                                                        -----------  -----------
                                                        $14,064,775  $11,537,169
                                                        ===========  ===========

See notes to consolidated financial statements.


                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              YEAR ENDED MARCH 31,
                                ----------------------------------------------
                                  1999               1998               1997
                                --------           --------           --------
NET SALES                     $60,392,370        $42,561,796        $35,372,386

COST OF SALES                  47,491,745         34,514,628         29,087,860
                              -----------        -----------        -----------

      GROSS PROFIT             12,900,625          8,047,168          6,284,526

OPERATING EXPENSES             10,930,312          6,805,774          5,480,003
                              -----------        -----------        -----------

      OPERATING INCOME          1,970,313          1,241,394            804,523

INTEREST EXPENSE                  666,676            322,072            595,592
                              -----------        -----------        -----------

      INCOME BEFORE
      INCOME TAXES              1,303,637            919,322            208,931

PROVISION FOR INCOME TAXES        562,068            402,165             72,671
                              -----------        -----------        -----------

      NET INCOME              $   741,569        $   517,157        $   136,260
                              ===========        ===========        ===========

NET INCOME PER SHARE:
      BASIC                   $      0.17        $      0.11        $      0.03
                              ===========        ===========        ===========

      DILUTED                 $      0.16        $      0.09        $      0.03
                              ===========        ===========        ===========

See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                      COMMON STOCK          CAPITAL IN                       TREASURY
                              -------------------------     EXCESS OF        UNEARNED         STOCK,      RETAINED
                                SHARES         AMOUNT       PAR VALUE      COMPENSATION      AT COST      EARNINGS     TOTAL
                              ----------     ----------  --------------- ---------------  -------------  ----------  ----------

BALANCE at March 31, 1996    1,979,048       $19,790       $  804,850     $  (44,000)       $   -        $457,503     $1,238,143
Issuance of common stock
    and warrants             1,290,000        12,900        5,339,143              -            -               -      5,352,043
 Issuance of performance
     shares                    125,714         1,257           75,963        (77,220)           -               -              -
Conversion of preferred
  stock                        952,381         9,524          818,506              -            -               -        828,030
Repurchase of performance
     shares                    (57,143)         (571)             271              -            -               -           (300)
Amortization of unearned
     compensation                    -             -                -         57,594            -               -         57,594
Issuance of warrants                 -             -           25,000              -            -               -         25,000
Net income                           -             -                -              -            -         136,260        136,260
Dividends paid on
  preferred stock                    -             -                -              -            -        (175,000)      (175,000)
                          ------------  ------------  ---------------  -------------   ----------   -------------     ----------
BALANCE at March 31, 1997   4,290,000         42,900        7,063,733        (63,626)           -         418,763      7,461,770

Amortization of unearned
     compensation                   -              -                -         63,626            -               -         63,626
Common stock dividend         428,993          4,290          887,002              -            -        (891,292)             -
Exercise of stock options      10,000            100           29,900              -            -               -         30,000
Net income                          -              -                -              -            -         517,157        517,157
                          ------------  ------------  ---------------  -------------   ----------   -------------     ----------

BALANCE at March 31, 1998    4,728,993        47,290        7,980,635              -            -          44,628      8,072,553

Repurchase of stock            (75,000)            -                -              -     (146,718)              -       (146,718)
Repurchase of performance
     shares                   (314,286)       (3,143)               -              -            -               -         (3,143)
Net income                           -             -                -              -            -         741,569        741,569
                          ------------  ------------  ---------------  -------------   ----------   -------------     ----------

BALANCE at March 31, 1999    4,339,707  $     44,147  $     7,980,635  $           -   $ (146,718)  $     786,197     $8,664,261
                          ============  ============  ===============  =============   ==========   =============     ==========



See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEAR ENDED MARCH 31,
                                                         -------------------------------------------------
                                                              1999              1998             1997
                                                         ----------------  ---------------  ---------------
OPERATING ACTIVITIES:
   Net income                                              $   741,569       $  517,157       $  136,260
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                            251,404          168,292          166,436
      Deferred income taxes                                     19,000          (37,000)          24,000
      Amortization of debt discount                                  -                -          104,167
      Write-off of note receivable                              35,760                -                -
      Changes in assets and liabilities:
        Receivables                                          4,157,368          514,152       (2,853,753)
        Inventories                                         (4,576,757)      (2,255,172)        (850,778)
        Advances to suppliers and others                      (371,072)         (27,051)         (87,338)
        Prepaid expenses and other                            (211,832)         (13,789)        (127,723)
        Income taxes                                          (193,492)         488,634         (339,989)
        Accounts payable and accrued liabilities             1,224,753          620,491          (37,594)
                                                           -----------       ----------       ----------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    1,076,701          (24,286)      (3,866,312)
                                                           -----------       ----------       ----------

INVESTING ACTIVITIES:
   Acquisition of business                                    (630,209)               -                -
   Capital expenditures                                       (127,085)        (361,514)        (143,374)
   Security deposits and other                                 (37,689)         (18,515)         (54,488)
   Issuance of notes receivable                               (135,754)        (304,900)               -
   Repayment of notes receivable                               113,169          152,083                -
                                                           -----------       ----------       ----------

      NET CASH USED IN INVESTING ACTIVITIES                   (817,568)        (532,846)        (197,862)
                                                           -----------       ----------       ----------

FINANCING ACTIVITIES:
   Issuance of common stock, net of offering costs                   -                -        5,352,043
   Exercise of stock options                                         -           30,000                -
   Repayment of notes payable                                        -                -       (1,000,000)
   Proceeds from issuance of units                                   -                -          500,000
   Principal payments on equipment notes payable               (74,402)         (14,592)          (8,203)
   Repurchase of stock                                        (146,718)               -                -
   Repurchase of performance shares                             (3,143)               -             (300)
   Offering costs (preferred stock and units)                        -                -          (57,297)
   Dividends paid                                                    -                -         (175,000)
                                                           -----------       ----------       ----------

      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (224,263)          15,408        4,611,243
                                                           -----------       ----------       ----------

      NET INCREASE (DECREASE) IN CASH                           34,870         (541,724)         547,069

CASH at beginning                                                6,595          548,319            1,250
                                                           -----------       ----------       ----------

      CASH at end                                          $    41,465       $    6,595       $  548,319
                                                           ===========       ==========       ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                           $   666,676       $  322,072       $  595,592
                                                           ===========       ==========       ==========

   Income taxes paid                                       $   726,942       $   50,335       $  391,018
                                                           ===========       ==========       ==========

NONCASH TRANSACTIONS:
   Capital lease obligations for the acquisition of
     equipment                                             $   933,039       $        -       $   32,325
                                                           ===========       ==========       ==========

   Issuance of performance shares                          $         -       $        -       $   77,220
                                                           ===========       ==========       ==========

   Conversion of Series A Convertible Preferred Stock to
      Common Stock                                         $         -       $        -       $  828,030
                                                           ===========       ==========       ==========


See notes to consolidated financial statements.

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

        Income Taxes:

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes, primarily depreciation, inventory costs capitalized and, in 1998 and 1997, deferred compensation.

        Property and Equipment:

        Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives of five years. Leasehold improvements are amortized over their respective lives or the terms of the applicable leases, whichever is shorter.

        Goodwill:

        The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill (included in other assets) and is amortized on a straight-line basis over the estimated future periods to be benefited (not exceeding 40 years). The Company continually evaluates the recoverability of this goodwill.

        Stock-Based Compensation Plans:

        Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 permits either the recognition of compensation cost for the estimated fair value of employee stock-based compensation arrangements on the date of grant, or disclosure in the notes to the financial statements of the pro forma effects on net income and earnings per share, determined as if the fair value-based method had been applied in measuring compensation cost. The Company has adopted the disclosure option and continues to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its plans. Accordingly, no compensation cost has been recognized for the Company's stock incentive plan.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

        Earnings Per Share:

        The Company computes basic and diluted earnings per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which the Company adopted as of December 31, 1997. Basic earnings per share is computed based upon the weighted average number of outstanding common shares. Diluted earnings per share include the weighted average effect of dilutive options, warrants and convertible preferred stock. In 1999, the warrants were anti-dilutive. In 1997, the convertible preferred shares were anti-dilutive. In conjunction with the issuance of SFAS 128, the Company adopted Securities and Exchange Commission Staff Accounting Bulleting No. 98 ("SAB 98"). As a result, certain securities which had previously been classified as and included in common shares outstanding, pursuant to SAB 83, are no longer required to be included as common shares outstanding. Accordingly, the 1997 earnings per share computations have been restated.

                                                                                 YEAR ENDED MARCH 31
                                                                -----------------------------------------------------
                                                                      1999               1998                1997
                                                                --------------     ---------------     --------------
       BASIC EARNINGS PER SHARE COMPUTATION
       Numerator:
           Net income                                           $     741,569      $      517,157     $       136,260
           Preferred dividends                                             -                   -               75,000
                                                                --------------     ---------------    ---------------

           Net income applicable to common shares               $     741,569      $      517,157     $        61,260
                                                                ===============    ==============     ===============
       Denominator:
           Average common shares outstanding                        4,445,624           4,719,322           2,305,749
                                                                ===============    ==============     ===============
       BASIC EARNINGS PER SHARE                                 $        0.17      $         0.11     $          0.03
                                                                ===============    ==============     ===============
       DILUTED EARNINGS PER SHARE COMPUTATION
       Numerator:
           Net income applicable to common shares               $     741,569      $      517,157     $        61,260
                                                                ==============     ==============     ===============
       Denominator:
           Average common shares outstanding                        4,445,624           4,719,322           2,305,749
           Dilutive effect of:
               Options                                                 85,198             185,125              27,485
               Warrants                                                     -             627,412                  -
                                                                --------------     --------------     ---------------
           Total average common shares outstanding                  4,530,822           5,531,859           2,333,234
                                                                --------------     --------------     ---------------
       DILUTED EARNINGS PER SHARE                               $        0.16      $         0.09     $          0.03
                                                                ===============    ==============     ===============

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

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      THE COMPANY AND ITS SIGNIFICANT ACCOUNTING PRINCIPLES (CONTINUED)

        Advertising costs:

        The Company expenses advertising costs as incurred which amounted to approximately $118,000, $68,000 and $15,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

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

        Segment Information:

        Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

        The Company has organized its business in one operating segment, since the Company's only business is in the sale of apparel to the domestic retail market.

        Recent Accounting Pronouncements:

        In June 1998, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the Company's fiscal year 2000. This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company is not currently affected by SFAS 133.

        Reclassification:

        Certain prior year amounts have been reclassified to conform with the current year's presentation.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.      RECEIVABLES

        Receivables consist of the following:
                                                            MARCH 31,
                                                 -------------------------------
                                                     1999              1998
                                                 -------------    --------------
          Due from factors                       $    953,326     $   4,919,310
          Non-factored receivables                    365,616            81,000
          Less: allowance for customers' claims    (1,036,000)         (560,000)
                                                 -------------    --------------
                                                 $    282,942     $   4,440,310
                                                 =============    ==============

        The Company has agreements with two commercial factors which provide for the factoring of substantially all its trade accounts receivable on a pre-approved non-recourse basis (except as to customer claims). The factoring charge ranges from 0.65% to 0.85% of the receivables assigned. Factor charges for the years ended March 31, 1999, 1998 and 1997 were approximately $598,000, $427,000 and $472,000, respectively. The uncollected balance of receivables held by the factors amounted to approximately $16,455,000 and $9,489,000 at March 31, 1999 and 1998,
        respectively.

        The Company receives advances and loans under the agreement with its primary factor, which bear interest at 1.0% below the prime rate. The factor also guarantees the Company's letters of credit. The aggregate amounts of such advances and guarantees are limited by formula and any overadvance permitted is at the lender's discretion. Substantially all the Company's assets are pledged as collateral under the agreements.

3.      INVENTORIES

        Inventories consist of the following:

                                                            MARCH 31,
                                                -------------------------------
                                                    1999              1998
                                                -------------     -------------
                  Raw materials                $     2,921,489   $    2,308,517
                  Work-in-process                    1,612,193          368,954
                  Finished goods                     5,931,160        3,210,614
                                               ---------------   --------------
                                               $    10,464,842   $    5,888,085
                                               ===============   ==============

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of:

                                                            MARCH 31,
                                                -------------------------------
                                                    1999              1998
                                                -------------     -------------
         Furniture and equipment                $  1,346,085     $     543,387
         Leasehold improvements                      378,288           120,862
                                                ------------     -------------
                                                   1,724,373           664,249
         Less: Accumulated depreciation and
           amortization                              414,036           162,632
                                                ------------     -------------
                                                $  1,310,337     $     501,617
                                                ============     =============

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      LONG-TERM DEBT

        Long-term debt consists of capital lease obligations for equipment payable in monthly installments, with interest ranging from 9.96% to 11.6%, maturing through fiscal year 2004. Annual maturities of long-term debt at March 31, 1999 are as follows:

                        YEAR ENDING MARCH 31,
                        ---------------------
                                 2001                                 $ 200,148
                                 2002                                   157,178
                                 2003                                   173,862
                                 2004                                   159,275
                                                                     ----------
                                                                      $ 690,463
                                                                     ==========
6.      INCOME TAXES

        The provision for income taxes consists of the following:

                                                                               MARCH 31,
                                                        -------------------------------------------------------
                                                              1999                  1998              1997
                                                        ----------------        ------------     --------------
        Current:
            Federal                                       $  438,595          $   337,335       $      22,970
            State                                            104,473              101,830              25,701
        Deferred                                              19,000              (37,000)             24,000
                                                          ----------          -----------       -------------
                                                          $  562,068          $   402,165       $      72,671
                                                          ==========          ===========       =============

        Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                                               MARCH 31,
                                                        ----------------------------------------------------
                                                                1999              1998             1997
                                                        ------------------  ----------------  --------------
        Statutory Federal income tax rate                       34.0%             34.0%                34.0%
        State income taxes, net of Federal benefit               5.3               7.3                  8.1
        Other                                                    3.8               2.5                 (7.3)
                                                       -------------        ----------        -------------
        Effective income tax rate                               43.1%             43.8%                34.8%
                                                       =============        ==========        =============


          Significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 and 1998 are summarized as follows:

                                                                          MARCH 31,
                                                               -------------------------------
                                                                   1999               1998
                                                               -------------      ------------
       Current deferred tax asset - inventory                  $      70,000     $       43,000
                                                               =============     ==============

       Noncurrent deferred tax liability - depreciation        $      76,000     $       30,000
                                                               =============     ==============


                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Stock Repurchase:

        In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock over an eighteen month period. As of March 31, 1999, the Company has repurchased 75,000 shares at an aggregate cost of $146,718.

        Performance Shares:

        Performance shares represent common shares issued as compensation to certain key executives and a director. Unearned compensation was recorded based on the fair value of the shares issued and has been fully amortized through March 1998. Amortization of unearned compensation was $64,000 and $58,000 for the years ended March 31, 1998 and 1997, respectively.

        The shares are to be repurchased by the Company at par value ($.01 per share) because the Company did not achieve certain annual pre-tax earnings in fiscal 1998 and 1999. 314,286 shares were repurchased in 1999, and an additional 314,286 shares are to be repurchased subsequent to March 31, 1999.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      COMMITMENTS AND CONTINGENCIES

        Leases:

        The Company leases warehouse, office and showroom space and equipment under capital and operating leases extending to 2006. The leases provide for payment by the Company of taxes and other expenses. Rent expense was approximately $862,000, $461,000 and $358,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

        Minimum rental payments under noncancellable leases are as follows:

                           YEAR ENDING MARCH 31,                                 OPERATING               CAPITAL
                           ---------------------                               -------------           -----------
                                    2000                                       $  1,244,000            $  264,000
                                    2001                                          1,225,000               261,000
                                    2002                                          1,017,000               233,000
                                    2003                                            983,000               196,000
                                    2004                                            928,000               129,000
                                    Thereafter                                    1,463,000                     -
                                                                               -------------           ----------


                                                                               $  6,860,000             1,083,000
                                                                               ============

                                    Less: Amount representing interest                                    208,000
                                                                                                       ----------
                                                                                                       $  875,000
                                                                                                       ==========

        Net book value of equipment under capital leases included in the balance sheet amounted to approximately $863,000 and $29,000 at March 31, 1999 and 1998, respectively.

        Employment Agreements:

        The Company has executed employment agreements with several of its executives and employees which, among other things, provide for aggregate annual base compensation of approximately $1.6 million for fiscal 2000 and minimum bonuses plus profit participation, as defined.

        Letters of Credit:

        At March 31, 1999, the Company was contingently liable for open letters of credit aggregating approximately $2,285,000.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      COMMITMENTS AND CONTINGENCIES (Continued)

        Licensing Agreements:

        The Company has entered into licensing agreements that provide for royalty payments ranging from 5% to 7% of net sales of licensed products. Based on minimum sales requirements, future minimum royalty payments required under these agreements are:

                   YEAR ENDING MARCH 31,
                   ---------------------
                              2000                                  $   275,000
                              2001                                      672,000
                              2002                                      956,000
                              2003                                      228,000
                                                                    -----------
                                                                    $ 2,131,000
                                                                    ===========

        The Company incurred royalty expense of $79,000 for the year ended March 31, 1999. As a result of pending litigation with one licensor, minimum guaranteed royalties of $120,000 due in January 1999 are in dispute and remain unpaid. Future minimum guaranteed royalties of $450,000 that are also in dispute are included above (see litigation note below).

        Litigation:

        The Company is a party to litigation with one of its licensors and certain other parties. The Company initiated an action alleging breach of license and related tort claims. The licensor has moved to compel arbitration and is seeking $1,000,000 in damages, including unpaid minimum guaranteed royalties. The Company is vigorously defending the claim and believes it has meritorious defenses. However, it is not possible at this time to predict the outcome of this matter.

9.      SALES TO MAJOR CUSTOMERS

        For the year ended March 31, 1999, one customer accounted for approximately 23% and another accounted for 11% of sales compared to one customer that accounted for approximately 18% for the year ended March 31, 1998.

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

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     STOCK INCENTIVE PLAN (Continued)

        The following table summarizes stock option activity for the three years ended March 31, 1999 (including 450,582 stock options issued outside the
        Plan):
                                          NUMBER OF                WEIGHTED
                                        SHARES SUBJECT         AVERAGE EXERCISE
           STOCK OPTION ACTIVITY          TO OPTIONS            PRICE PER SHARE
       ---------------------------      --------------         -----------------
       Outstanding, April 1, 1996             -                   $   -
           Granted                         327,241                   3.94
           Exercised                          -                       -
                                        --------------

       Outstanding, March 31, 1997         327,241                   3.94
           Granted                            -                       -
           Exercised                       (10,000)                  3.00
                                        --------------

       Outstanding, March 31, 1998         317,241                   3.98
            Granted                        686,500                   3.06
            Cancelled                      (34,240)                  4.03
            Exercised                         -                       -
                                        --------------

       Outstanding, March 31, 1999         969,501                   3.33
                                        ==============

        The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:


                                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                            -------------------------------------------------          ------------------------------
                                               WEIGHTED             WEIGHTED                                WEIGHTED
          RANGE OF                             AVERAGE              AVERAGE                                 AVERAGE
          EXERCISE                            REMAINING             EXERCISE                                EXERCISE
           PRICE            NUMBER OF        CONTRACTUAL             PRICE              NUMBER OF            PRICE
         PER SHARE           SHARES         LIFE (YEARS)            PER SHARE            SHARES            PER SHARE
       ------------         --------        ------------           ----------          ---------           ----------
       $1.82 - 2.73          517,750             9.1                   $2.13             100,000              $ 2.73
       $4.00 - 4.55          376,751             8.4                    4.30             138,418                4.55
       $6.00 - 8.00           75,000             9.3                    6.67                -                    -
                            --------           -------                ------           ---------              ------
                             969,501             8.8                   $3.33             238,418              $ 3.79
                            ========           =======                ======           ==========             ======


                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     STOCK INCENTIVE PLAN (Continued)

        The following table reflects pro forma net income and earnings per share had compensation cost been determined based on the fair value at the grant date for awards granted in fiscal 1999, 1998, and 1997 consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":

       YEAR ENDED MARCH 31,                              1999                   1998                   1997
       --------------------                          -------------          -------------          --------
       NET INCOME:
            As reported                              $ 741,569             $  517,157             $  136,260
            Pro forma                                $ 617,103             $  436,561             $  121,738

       BASIC EARNINGS PER SHARE:
            As reported                              $    0.17             $     0.11             $     0.03
            Pro forma                                $    0.14             $     0.09             $     0.02

       DILUTED EARNINGS PER SHARE:
            As reported                              $    0.16             $     0.09             $     0.03
            Pro forma                                $    0.14             $     0.08             $     0.02


        These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

        The estimated fair value of each option granted included in the pro forma results is calculated using the minimum value calculation for the options issued prior to the Company going public, and the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1997, respectively: no common stock dividends paid for all years; expected volatility of 65.0% and 23.5%; risk-free interest rates of 5.11% and 6.12%; and expected lives of 5.0 and 3.5 years. The weighted average fair values of options at their grant date during 1999 and 1997, were $0.95 and $1.01, respectively.

11.     401(K) PLAN

        Effective August 1996, the Company established a qualified Salary Reduction Profit Sharing Plan ("The Plan") for eligible employees under
        Section 401(k) of the Internal Revenue Code. The Plan provides for voluntary employee contributions through salary reduction and voluntary employer contributions at the discretion of the Company. There were no Company contributions for the years ended March 31, 1999, 1998 and 1997.

12.     ACQUISITION

        On June 19, 1998, the Company acquired substantially all the assets of T.L.C. for Girls, Inc., a manufacturer of children's wear, for a total consideration of approximately $630,000 which has been accounted for as a purchase and consisted substantially of goodwill. The pro forma results for 1999 assuming the acquisition had been made at the beginning of the year, would not be materially different from reported results.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents summarized quarterly results:

                                           FIRST             SECOND           THIRD            FOURTH
                                          QUARTER           QUARTER          QUARTER           QUARTER
                                        -----------       -----------      -----------      ------------
     MARCH 31, 1999
     --------------
     Net Sales                          $13,826,800       $17,120,399       $9,253,459      $20,191,712
     Gross Profit                         2,728,127         3,617,024        1,896,864        4,658,610
     Operating Income (Loss)                713,504           806,038         (566,998)       1,017,769
     Net  Income (Loss)                     368,809           348,468         (394,837)         419,129
     Earnings Per Share:
         Basic                                 0.08              0.08            (0.09)            0.10
         Diluted                               0.08              0.08            (0.09)            0.10
     Market Price Per Share:
         High                                  8.50              2.94             2.25             2.69
         Low                                   1.75              1.53             1.03             1.88

     MARCH 31, 1998
     --------------
     Net Sales                          $11,734,842       $11,295,038       $7,723,861      $11,808,055
     Gross Profit                         2,303,059         2,119,719        1,249,749        2,374,641
     Operating Income (Loss)                412,048           638,870         (387,434)         577,910
     Net  Income (Loss)                     213,493           322,268         (286,374)         267,770
     Earnings Per Share:
         Basic                                 0.05              0.07            (0.09)            0.06
         Diluted                               0.04              0.06            (0.09)            0.05
     Market Price Per Share:
         High                                  9.43              9.77            12.39            11.25
         Low                                   7.73              8.75             9.66             8.69
