Form 10-Q
period 1999-06-30
JENNA LANE INC
filed 1999-08-16
CIK 944853

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from..............to...................

                         Commission File Number: 0-29126
                                JENNA LANE, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                   22-3351399
---------------------------------        --------------------------------------
(State or other jurisdiction of          I.R.S. Employer Identification Number)
 incorporation or organization)

                            1407 Broadway, Suite 2400
                            New York, New York 10018
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 704-0002
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [x]   No [ ]

As of August 3, 1999, there were 4,003,279 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                       Page of
ITEM 1.  FINANCIAL STATEMENTS.                                        Form 10-Q

Consolidated Balance Sheets as of June 30, 1999 (Unaudited)
         and March 31, 1999                                               3

Consolidated Statements of Operations for the three months ended
         June 30, 1999 and 1998 (Unaudited)                               4

Consolidated Statements of Cash Flows for the three months ended
         June 30, 1999 and 1999 (Unaudited)                               5

Notes to Consolidated Financial Statements (Unaudited)                   6-7

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.                                      8-9

                   REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                                              JENNA LANE, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS




                                                                                           June 30,              March 31,
                                                            ASSETS                           1999                  1999
                                                                                       -----------------     ------------------
                                                                                         (Unaudited)
Current Assets:
     Cash                                                                                      $ 33,603               $ 41,465
     Receivables                                                                                326,276                282,942
     Advances to suppliers and others                                                           627,441                664,704
     Inventories                                                                             11,197,933             10,464,842
     Prepaid expenses and other                                                                 500,711                445,713
     Prepaid and refundable income taxes                                                        134,191                      -
     Deferred income taxes                                                                       77,000                 70,000
                                                                                       -----------------     ------------------

           Total Current Assets                                                              12,897,155             11,969,666

Property and Equipment, net                                                                   1,581,206              1,310,337

Other Assets                                                                                    771,678                784,772
                                                                                       -----------------     ------------------

                                                                                           $ 15,250,039           $ 14,064,775
                                                                                       =================     ==================

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                       $ 3,260,194            $ 4,008,341
     Payable to factors                                                                       2,044,022                      -
     Accrued liabilities                                                                        356,683                329,281
     Income taxes payable                                                                             -                112,153
     Current maturities of long-term debt                                                       223,401                184,276
                                                                                       -----------------     ------------------

           Total Current Liabilities                                                          5,884,300              4,634,051
                                                                                       -----------------     ------------------

Long-Term Debt                                                                                  851,485                690,463
                                                                                       -----------------     ------------------

Deferred Income Taxes                                                                            91,000                 76,000
                                                                                       -----------------     ------------------

Shareholders' Equity:
     Common stock, $.01 par value; 18,000,000 shares
        authorized; issued 4,100,421 and 4,414,707 shares,
        outstanding 3,995,421 and 4,339,707 shares, respectively                                 41,004                 44,147
     Capital in excess of par value                                                           7,980,635              7,980,635
     Retained earnings                                                                          613,602                786,197
     Treasury stock, at cost; 105,000 and 75,000 shares, respectively                          (211,987)              (146,718)
                                                                                       -----------------     ------------------

           Total Shareholders' Equity                                                         8,423,254              8,664,261
                                                                                       -----------------     ------------------

                                                                                           $ 15,250,039           $ 14,064,775
                                                                                       =================     ==================




See notes to unaudited consolidated financial statements.

                                          JENNA LANE, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                         Three Months Ended
                                                                                             June 30,
                                                                             ------------------------------------------
                                                                                    1999                   1998
                                                                             -------------------     ------------------

Net Sales                                                                           $19,489,980            $13,826,800

Cost of Sales                                                                        15,847,510             11,098,673
                                                                             -------------------     ------------------

        Gross Profit                                                                  3,642,470              2,728,127

Operating Expenses                                                                    3,599,760              2,014,623
                                                                             -------------------     ------------------

        Operating Income                                                                 42,710                713,504

Interest Expense                                                                        327,905                 82,695
                                                                             -------------------     ------------------

        (Loss) Income Before Income Taxes                                              (285,195)               630,809

(Credit) Provision for Income Taxes                                                    (112,600)               262,000
                                                                             -------------------     ------------------

        Net (Loss) Income                                                            $ (172,595)             $ 368,809
                                                                             ===================     ==================

Net (Loss) Income Per Share:
        Basic                                                                           $ (0.04)                $ 0.08
                                                                             ===================     ==================

        Diluted                                                                         $ (0.04)                $ 0.08
                                                                             ===================     ==================



See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          June 30,
                                                                                             -----------------------------------
                                                                                                  1999               1998
                                                                                             ----------------   ----------------

Operating Activities:
     Net (loss) income                                                                            $ (172,595)         $ 368,809
     Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
           Depreciation and amortization                                                              94,939             26,000
           Deferred income taxes                                                                       8,000             (5,000)
           Other                                                                                       5,876             36,350
           Increase (decrease) in cash attributable to changes in assets and liabilities:
                 Receivables                                                                         (38,497)          (851,007)
                 Payable to factor                                                                 2,044,022                  -
                 Inventories                                                                        (733,091)          (750,255)
                 Advances to suppliers and others                                                     46,301             10,890
                 Prepaid expenses and other                                                          (54,998)          (191,380)
                 Income taxes                                                                       (246,344)           (53,274)
                 Accounts payable and accrued liabilities                                           (720,745)         2,166,988
                                                                                             ----------------   ----------------

           Net Cash Provided By Operating Activities                                                 232,868            758,121
                                                                                             ----------------   ----------------

Investing Activities:
     Acquisition of business                                                                               -           (630,209)
     Capital expenditures                                                                           (111,733)           (54,363)
     Security deposits                                                                                 7,491               (804)
     Issuance of notes receivable                                                                    (50,926)           (23,336)
     Repayment of notes receivable                                                                    37,676             14,643
                                                                                             ----------------   ----------------

           Net Cash Used In Investing Activities                                                    (117,492)          (694,069)
                                                                                             ----------------   ----------------

Financing Activities:
     Principal payments on capital lease obligations                                                 (54,826)            (3,988)
     Repurchase of stock                                                                             (65,269)                 -
     Repurchase of performance shares                                                                 (3,143)            (3,143)
                                                                                             ----------------   ----------------

           Net Cash Used In Financing Activities                                                    (123,238)            (7,131)
                                                                                             ----------------   ----------------

           Net (Decrease) Increase In Cash                                                            (7,862)            56,921

Cash at beginning                                                                                     41,465              6,595
                                                                                             ----------------   ----------------

           Cash at end                                                                              $ 33,603           $ 63,516
                                                                                             ================   ================

Supplemental Disclosures of Cash Flow Information:
     Interest paid                                                                                 $ 327,905           $ 82,695
                                                                                             ================   ================

     Income taxes paid                                                                             $ 120,344            317,974
                                                                                             ================   ================

Noncash Transactions:
     Capital lease obligations for the acquisition of equipment                                    $ 254,973                $ -
                                                                                             ================   ================

See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.                BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Jenna Lane, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES


                                      June 30,                     March 31,
                                       1999                          1999
                                -----------------             ------------------
                                   (Unaudited)

          Raw materials            $ 3,447,969                    $ 2,921,489
          Work-in-process            1,631,966                      1,612,193
          Finished goods             6,117,998                      5,931,160
                                -----------------             ------------------

                                  $ 11,197,933                   $ 10,464,842
                                =================             ==================




3.       EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

3.       EARNINGS PER SHARE (Continued)

         The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share:


                                                                                  Three Months Ended
                                                                                       June 30,
                                                                         -------------------------------------
                                                                               1999                1998
                                                                         -----------------   -----------------
          Basic:

          Common shares outstanding                                            3,995,421           4,414,707

          Effect of using weighted average                                       327,363             209,087
                                                                         -----------------   -----------------

          Weighted average number of shares outstanding                        4,322,784           4,623,794

          Diluted:

          Effect of assuming exercise of outstanding stock options
            based on the treasury stock method                                       -                76,047
                                                                         -----------------   -----------------

          Shares used in computing diluted earnings per share                  4,322,784           4,699,841
                                                                         =================   =================



         Computation of diluted earnings per share is not reflected for the three months ended June 30, 1999 because including potential common shares will result in an anti dilutive per-share amount due to the net loss in the period. Additional shares issuable assuming conversion of warrants is antidilutive for the three months ended June 30, 1998.

4.       SHAREHOLDERS' EQUITY

         During the three months ended June 30, 1999 and 1998, the Company repurchased 314,286 performance shares for $3,143 ($.01 per share).

         In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 share of the Company's stock. As of June 30, 1999, the Company has repurchased 105,000 shares at an aggregate cost of $211,987.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three months ended June 30, 1999 and 1998.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                           ----------------------------------
                                                                               1999                 1998
                                                                           ----------------   ---------------

              Net sales                                                           100.0 %           100.0 %
              Cost of sales                                                        81.3              80.3
                                                                            -------------      ------------

                          Gross profit                                             18.7              19.7
              Operating expenses                                                   18.5              14.6
                                                                            -------------      ------------

                          Operating income                                          0.2               5.1
              Interest expense                                                      1.7               0.6
                                                                            -------------      ------------

                          (Loss) income before income taxes                        (1.5)              4.5
              (Credit) provision for income taxes                                  (0.6)              1.9
                                                                            -------------      ------------

                          Net (Loss) Income                                        (0.9)%             2.6 %
                                                                            =============      ============



Three Months Ended June 30, 1999 Compared with Three Months Ended June 30, 1998

Net sales of $19.5 million in the three months ended June 30, 1999 represented an increase of $5.7 million, or 41.3% over net sales of $13.8 million in the three months ended June 30, 1998. The increase in net sales was primarily attributable to the addition of the Company's children's sales group (TLC) with sales of approximately $2.0 million and its dress sales group (Impatiens) with sales of approximately $1.9 million.

The Company's gross profit increased $914,000, or 33.5% to $3.6 million for the three months ended June 30, 1999, from $2.7 million for the three months ended June 30, 1998. However, gross profit margin decreased to 18.7% in the three months ended June 30, 1999 from 19.7% in the three months ended June 30, 1998. The Company's gross profit margins had been steadily increasing. For the year ended March 31, 1999, the gross profit margin was 21.4%. This decrease was primarily due to an increase in customers' discounts, claims and allowances during the quarter. The Company is seeking to reduce this gross profit erosion during the remainder of the year. The Company is also implementing certain overhead reductions in response to this reduction in gross profit margin.

Operating expenses increased $1.6 million, or 80%, to $3.6 million in the three months ended June 30, 1999 from $2.0 million in the three months ended June 30, 1998. The increase was primarily due to an increase of $822,000 in payroll and related costs, including $198,000 in increased selling salaries, as well as $137,000 in selling related expenses which resulted from the expanded sales force for its new sales groups. Factoring costs increased $29,000 as a result of higher sales volume. Certain inefficiencies and cost overlaps were incurred in the current quarter in connection with the Company's move to its new warehouse and distribution center in Secaucus, New Jersey and the consolidation of its showrooms. The move also entailed the relocation of design and other personnel previously located in New York City.

Operating income was $43,000 for the three months ended June 30, 1999 compared to $714,000 for the three months ended June 30, 1998.

Interest expense increased from $83,000 in 1998 to $328,000 in 1999. This is primarily the result of additional borrowings for working capital needed for higher than planned inventories and capital lease obligations.

As a result of the above factors, pre-tax income decreased from $631,000 in the three months ended June 30, 1998 to a pre-tax loss of $285,000 in the three months ended June 30, 1999.

Liquidity and Capital Resources

Operating activities provided net cash of $233,000 for the three months ended June 30, 1999. Inventory levels increased as a result of the corresponding increased production to support the growth in sales, although such levels were above plan.

The Company's capital expenditures totalled $367,000 for the three months ended June 30, 1999, of which $255,000 were financed through a leasing company. These capital expenditures were for computer and office equipment. The Company does not have any material commitments for capital expenditures at this time.

In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock. As of June 30, 1999, the Company has repurchased 105,000 shares at an average price of $2.02 a share.

The Company believes that existing cash, anticipated cash flows from operations and availability of advances under its factoring arrangement will be sufficient to support the Company's operations for at least the next 12 months.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings: Except as described below there are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company is subject to normal litigations in the ordinary course of business.

         JENNA LANE, INC. V. JORDACHE ENTERPRISES ET AL. The Company and its wholly owned subsidiary Jenna Lane Polo Association, Ltd. initiated this action in Supreme Court, New York County, New York State, alleging breach of a license agreement entered into with Quade, Inc. (involving the U.S. Polo Association trademarks), and related tort claims. The complaint demands $5 million in monetary damages, plus punitive damages. In lieu of answering the complaint, Quade and certain other entities moved to compel arbitration, and Jordache and certain other entities moved to stay the case until after the arbitration. The Company is opposing these motions, which are pending. The arbitration demand asserts $1,000,000 in damages, a portion of which arises from unpaid minimum guaranteed royalties, plus dilution of the trademarks. The Company hopes to reach an out-of-court settlement of all claims, but there can be no assurance thereof. It is premature to estimate the likelihood of an unfavorable outcome.

         JENNA LANE, INC. V. S.M.B. TEXTILES, HOWARD BROMBERG, THE FELDMAN CO., NISSHO IWAI TEXTILE INC. AND NORTH POLE LLC. The Company filed this suit in Supreme Court, New York County, New York State, alleging late delivery of goods, resulting in over $125,000 in damages. One of the defendants, The Feldman Co., concurrently filed its own lawsuit against the Company alleging improper charge backs totaling $115,000. The Company settled its dispute with The Feldman Co. for $100,000 in payment to that company for goods delivered. Defendant Bromberg has filed a motion to dismiss the action as to him for improper service of process. The Company intends to reserve Mr. Bromberg in order to eliminate any question as to service of process. Defendant Iwai has moved to compel arbitration of the matter, and alleges approximately $40,000 in damages for goods delivered and not paid for. The Company intends to oppose this motion. Defendant North Pole has answered the complaint and asserted counterclaims for goods allegedly delivered and unpaid for. It is premature to estimate the likelihood of an unfavorable outcome.


Item 2.  CHANGES IN SECURITIES:  None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES:  None.

Item 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS:  None

Item 5.  OTHER INFORMATION:

        CHANGE IN STATUS OF MITCHELL DOBIES; SOBEL ELECTION TO PRESIDENT

         On August 9, 1999, Mitchell Dobies, President and Co-Chief Executive Officer of the Company and a member of the Board of Directors, signed a Consulting Agreement with the Company (the "Consulting Agreement"). The Consulting Agreement provides that Mr. Dobies has resigned as President and Treasurer of the Company, and that Mr. Dobies' Employment Agreement with the Company is terminated as of September 3, 1999 (except for certain provisions concerning non-compete arrangements), upon which a new consulting arrangement would take effect. Pursuant to the consulting arrangement, Mr. Dobies would continue to participate in and assist the Company with those matters which he was previously overseeing. During the consultancy, he will be paid at an annual rate of $150,000 through January 30, 2000, provided, that the Company can terminate the arrangement at any time upon 30 days' notice to Mr. Dobies. If not terminated, the consulting arrangement automatically renews for successive six-month periods. Mr. Dobies will be permitted to retain all stock options previously granted to him. Mr. Dobies also will remain as a member of the Board of Directors and has been elected Vice-Chairman of the Company.

         On August 9, 1999, the Board of Directors elected Charles Sobel, previously Vice-Chairman, Executive Vice President and Co-Chief Executive Officer, to be President and Chief Executive Officer, and elected Kathleen Dressel, currently Secretary of the Company, to be Treasurer as well.

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

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibits:

         10.24 Consulting Agreement with Mitchell Dobies dated August 9, 1999.


         27.1 Financial Data Schedule

         (b) Reports on Form 8-K: None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 1999                JENNA LANE, INC.

                                      By: /s/ Charles Sobel
                                          -------------------------------------
                                                      Charles Sobel
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX

         10.24 Consulting Agreement with Mitchell Dobies dated August 9, 1999.

         27.1  Financial Data Schedule