Form 10-Q
period 1999-09-30
JENNA LANE INC
filed 1999-11-19
CIK 944853

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

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

                            1407 Broadway, Suite 2400
                            New York, New York 10018
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 704-0002
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 15, 1999, there were 3,985,420 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION
                                                                      Page of
ITEM 1.  FINANCIAL STATEMENTS.                                       Form 10-Q

Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
         and March 31, 1999                                               3

Consolidated Statements of Operations for the three and six months
         ended September 30, 1999 and 1998 (Unaudited)                    4

Consolidated Statements of Cash Flows for the three and six months
         ended September 30, 1999 and 1999 (Unaudited)                    5

Notes to Consolidated Financial Statements (unaudited)                   6-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.                                               9-11

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                       JENNA LANE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                September 30,         March 31,
                                       ASSETS                                       1999                1999
                                                                                -------------       --------------
                                                                                (Unaudited)
Current Assets:
        Cash                                                                     $    59,824           $    41,465
        Receivables                                                                   97,975               282,942
        Advances to suppliers and others                                             635,935               664,704
        Inventories                                                                8,506,692            10,464,842
        Prepaid expenses and other                                                   514,733               445,713
        Prepaid and refundable income taxes                                          752,058                  -
        Deferred income taxes                                                         58,000                70,000
                                                                                 -----------           -----------
            Total Current Assets                                                  10,625,217            11,969,666

Property and Equipment, net                                                        1,806,184             1,310,337

Other Assets                                                                        765,114                784,772
                                                                                 -----------           -----------
                                                                                 $13,196,515           $14,064,775
                                                                                 ===========           ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                         $ 3,010,751           $ 4,008,341
        Payable to factors                                                           564,044                  -
        Accrued liabilities                                                          487,959               329,281
        Income taxes payable                                                            -                  112,153
        Current maturities of long-term debt                                         291,574               184,276
                                                                                 -----------           -----------
                        Total Current Liabilities                                  4,354,328             4,634,051
                                                                                 -----------           -----------
Long-Term Debt                                                                     1,073,259               690,463
                                                                                 -----------           -----------
Deferred Income Taxes                                                                100,000                76,000
                                                                                 -----------           -----------
Shareholders' Equity:
        Common stock, $.01 par value; 18,000,000 shares
          authorized; issued, 4,100,421 and 4,414,707 shares
          respectively; outstanding 3,985,421 and 4,339,707
          shares respectively                                                         41,004                44,147
        Capital in excess of par value                                             7,980,635             7,980,635
       (Accumulated deficit) Retained earnings                                      (119,430)              786,197
        Treasury stock, at cost                                                     (233,281)             (146,718)
                                                                                 -----------           -----------
                        Total Shareholders' Equity                                 7,668,928             8,664,261
                                                                                 -----------           -----------
                                                                                 $13,196,515           $14,064,775
                                                                                 ===========           ===========

See notes to unaudited consolidated financial statements.

                       JENNA LANE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended             Six Months Ended
                                             September 30,                 September 30,
                                      ---------------------------    -------------------------
                                         1999            1998          1999            1998
                                      -----------     -----------    -----------   -----------
Net Sales                             $18,658,254     $17,120,399    $38,148,234   $30,947,199

Cost of Sales                          15,999,159      13,503,375     31,846,669    24,602,048
                                      -----------     -----------    -----------   -----------
  Gross Profit                          2,659,095       3,617,024      6,301,565     6,345,151

Operating Expenses                      3,325,234       2,810,986      6,924,994     4,825,609
                                      -----------     -----------    -----------   -----------
  Operating (Loss) Income                (666,139)        806,038       (623,429)    1,519,542

Interest Expense                          352,893         205,570        680,798       288,265
                                      -----------     -----------    -----------   -----------
                                       (1,019,032)        600,468     (1,304,227)    1,231,277

Litigation Settlement                     165,000            -           165,000          -
                                      -----------     -----------    -----------   -----------
  (Loss) Income Before Income Taxes    (1,184,032)        600,468     (1,469,227)    1,231,277

(Credit) Provision for Income Taxes      (451,000)        252,000      (563,600)       514,000
                                      -----------     -----------    -----------   -----------
  Net (Loss) Income                   $  (733,032)    $   348,468    $ (905,627)   $   717,277
                                      ===========     ===========    ===========   ===========
Net (Loss) Income Per Share:
  Basic                               $     (0.18)    $      0.08    $    (0.22)   $      0.16
                                      ===========     ===========    ===========   ===========
  Diluted                             $     (0.18)    $      0.08    $    (0.22)   $      0.16
                                      ===========     ===========    ===========   ===========


See notes to unaudited consolidated financial statements.

                       JENNA LANE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              Three Months Ended             Six Months Ended
                                                                 September 30,                 September 30,
                                                          ---------------------------    -------------------------
                                                             1999            1998          1999            1998
                                                          -----------     -----------    -----------   -----------
Operating Activities:
  Net (loss) income                                       $  (733,032)    $   348,468    $ (905,627)   $ 717,277
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation and amortization                            94,239          30,400       189,178       56,400
      Deferred income taxes                                    28,000          14,000        36,000        9,000
      Write-off of notes receivable                              -               -             -          35,760
      Other                                                      -               -            5,876         -
      Changes in assets and liabilities:
        Receivables                                           228,301       1,696,955       189,804      856,838
        Payable to factors                                 (1,479,978)           -          564,044         -
        Inventories                                         2,691,241       1,360,233     1,958,150      609,978
        Advances to suppliers and others                         (771)        (54,625)       43,866      (43,735)
        Prepaid expenses and other                              6,903        (336,107)      (48,095)    (530,083)
        Income taxes                                         (617,867)        (12,051)     (864,211)     (65,325)
        Accounts payable and accrued liabilities             (118,167)     (2,998,986)     (838,912)    (831,998)
                                                          -----------     -----------    ----------    ---------
      Net Cash Provided By Operating
        Activities                                             98,869          48,287       330,073      814,112
                                                          -----------     -----------    ----------    ---------
Investing Activities:
  Acquisition of business                                        -               -             -        (630,209)
  Capital expenditures                                         18,718         (15,562)      (93,015)     (69,925)
  Security deposits                                             2,625         (20,768)       11,780      (21,572)
  Issuance of notes receivable                                (20,100)        (55,000)      (70,876)     (94,627)
  Repayment of notes receivable                                12,377          30,292        49,903       53,522
                                                          -----------     -----------    ----------    ---------
      Net Cash Provided By (Used In)
        Investing Activities                                   13,620         (61,038)     (102,208)    (762,811)
                                                          -----------     -----------    ----------    ---------
Financing Activities:
  Principal payments on capital lease obligations             (64,974)         (3,595)     (119,800)      (7,583)
  Repurchase of stock                                         (21,294)           -          (86,563)        -
  Repurchase of performance shares                               -               -           (3,143)      (3,143)
                                                          -----------     -----------    ----------    ---------
       Net Cash Used In Financing Activities                  (86,268)         (3,595)     (209,506)     (10,726)
                                                          -----------     -----------    ----------    ---------
       Net Increase (Decrease) In Cash                         26,221         (16,346)       18,359       40,575

Cash at beginning                                              33,603          63,516        41,465        6,595
                                                          -----------     -----------    ----------    ---------
       Cash at end                                        $    59,824     $    47,170    $   59,824    $  47,170
                                                          ===========     ===========    ==========    =========
Supplemental Disclosures of Cash Flow Information:
  Interest paid                                           $   352,893     $   205,570    $  680,798    $ 288,265
                                                          ===========     ===========    ==========    =========
  Income taxes paid                                       $   133,857     $   222,000    $  254,201    $ 565,945
                                                          ===========     ===========    ==========    =========
Noncash Transactions:

  Capital lease obligations incurred for the
    acquisition of equipment                              $   354,921     $      -       $  609,894    $    -
                                                          ===========     ===========    ==========    =========

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Jenna Lane, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1999. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the six months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

2.       INVENTORIES

                                              September 30,        March 31,
                                                  1999                1999
                                              -------------       -----------
                                               (Unaudited)

         Raw materials                         $3,006,188         $ 2,921,489
         Work-in-process                          987,189           1,612,193
         Finished goods                         4,513,305           5,931,160
                                               -----------        -----------
                                               $8,506,692         $10,464,842
                                               ===========        ===========
3.       EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       EARNINGS PER SHARE (CONTINUED)

         The following table reconciles the number of common shares outstanding with the number of common and common equivalent shares used in computing earnings per share:

                                                 Three Months Ended          Six Months Ended
                                                    September 30,              September 30,
                                               ----------------------    ------------------------
                                                  1999        1998          1999         1998
                                               ---------   ----------    ----------   -----------
         Basic:

         Common shares outstanding             3,985,421    4,414,707     3,985,421     4,414,707
         Effect of using weighted average          3,132         -          170,247       103,972
                                               ---------    ---------     ---------     ---------
         Weighted average number of
           shares outstanding                  3,988,553    4,414,707     4,155,668     4,518,679

         Diluted:

         Effect of assuming exercise of
           outstanding stock options
           based on the treasury stock
           method                                   -           8,522          -           80,026
                                               ---------    ---------     ---------     ---------
         Shares used in computing
           diluted earnings per share          3,988,553    4,423,229     4,155,668     4,598,705
                                               =========    =========     =========     =========


         Computation of diluted earnings per share is not reflected for the three months and six months ended September 30, 1999 because including potential common shares will result in an anti dilutive per-share amount due to the net loss in the period. Additional shares issuable assuming conversion of warrants is antidilutive for the three and six months ended September 30, 1998.

4.       SHAREHOLDERS' EQUITY

         During the six months ended September 30, 1999, the Company repurchased 314,286 performance shares for $3,143 ($.01 per share).

         In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock. As of September 30, 1999, the Company has repurchased 115,000 shares at an aggregate cost of $233,281, including 40,000 shares repurchased during the six months ended September 30, 1999.

5.       LITIGATION SETTLEMENT

         In September 1999, the Company settled litigation arising from a dispute with one of its licensors. The Company paid $165,000 to settle the matter and terminate the licensing agreement.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

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

               Jenna Lane, Inc. v. Jordache Enterprises et al. The Company and its wholly owned subsidiary Jenna Lane Polo Association, Ltd. initiated this action in Supreme Court, New York County, New York State, alleging breach of a license agreement entered into with Quade, Inc. (involving the U.S. Polo Association trademarks), and related tort claims. This case was settled effective September 30, 1999 with the payment of $165,000 by the Company to the plaintiffs.

               Jenna Lane, Inc. v. S.M.B. Textiles, Howard Bromberg, The Feldman Co., Nissho Iwai Textile Inc. and North Pole LLC. The Company filed this suit in Supreme Court, New York County, New York State, alleging late delivery of goods, resulting in over $125,000 in damages. The dispute with Nissho Iwai Textiles is now the subject of a separate arbitration proceeding. Remaining defendants are North Pole LLC and Howard Bromberg. Defendant North Pole has answered the complaint and asserted counterclaims for goods allegedly delivered and unpaid for. Defendant Bromberg has answered the complaint without asserting any counterclaims. It is premature to estimate the likelihood of an unfavorable outcome.

               Estate of Cheng Gen Zhang v. Jenna Lane, Inc. et al. This case was commenced in October 1999 and alleges that the Company's employee, while driving within the scope of his employment, struck and killed Mr. Zhang. The complaint alleges $10 million in damages. This amount is significantly greater than the Company's current limits on its relevant insurance coverage. The Company is currently consulting with its insurance representatives to determine what steps it will take in response to this litigation.

Item 2. Changes in Securities:  None.

Item 3. Defaults Upon Senior Securities:  None.

Item 4. Submissions of Matters to a Vote of Security Holders:

         On September 22, 1999, the Annual Stockholders Meeting of the Company was held. The following directors were elected or their term of office as a director continued after the meeting by majority vote of those present in person or by proxy: Mitchell Dobies, Charles Sobel, Gerald Cohen, Mitchell Herman and Gerald Kanter. In addition, a majority vote of those present in person or by proxy ratified the appointment of Edward Isaacs & Company LLP as the Company's auditors for the fiscal year ended March 31, 2000. In addition, a majority vote of those present in person or by proxy approved the Company's 1999 Stock Option Plan.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six months ended September 30, 1999 and 1998, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                              Three Months Ended         Six Months Ended
                                 September 30,             September 30,
                              ------------------       --------------------
                                1999      1998           1999        1998
                              -------    -------       --------    --------
Net sales                      100.0%     100.0%        100.0%      100.0%
Cost of sales                   85.7       78.9          83.5        79.5
                              ------     ------        ------      ------
Gross profit                    14.3       21.1          16.5        20.5
Operating expenses              17.8       16.4          18.2        15.6
                              ------     ------        ------      ------
Operating (loss) income         (3.5)       4.7          (1.7)        4.9
Interest expense                 1.9        1.2           1.8         0.9
                              ------     ------        ------      ------
                                (5.4)       3.5          (3.5)        4.0
Litigation settlement            0.9         -            0.4          -
                              ------     ------        ------      ------
(Loss) income before
  income taxes                  (6.3)       3.5          (3.9)        4.0
(Credit) provision for
  income taxes                  (2.4)       1.5          (1.5)        1.7
                              ------     ------        ------      ------
Net (Loss) Income               (3.9)%      2.0%         (2.4)%       2.3%
                              ======     ======        ======      ======

Three Months Ended September 30, 1999 Compared with Three Months Ended September 30, 1998

Net sales of $18.7 million in the three months ended September 30, 1999 represented an increase of $1.6 million, or 9.0% over net sales of $17.1 million in the three months ended September 30, 1998. The increase in net sales was primarily attributable to the JLNY sales group, catalog sales group, and the children's sales group (TLC for Kidz).

The Company's gross profit decreased $960,000, or 26.2%, to $2.7 million for the three months ended September 30, 1999 from $3.6 million for the three months ended September 30, 1998. Gross profit margin decreased to 14.3% in the three months ended September 30, 1999 from 21.1% in the three months ended September 30, 1998. This decrease was primarily due to liquidation of certain excess import inventories as well as production and distribution difficulties which affected scheduled shipments and resulted in an increase in customers' discounts, claims and allowances during this quarter.

Operating expenses increased $515,000, or 18.3%, to $3.3 million in the three months ended September 30, 1999 from $2.8 million in the three months ended September 30, 1998. The increase was primarily due to costs incurred for additional personnel and related expenses associated with the projected sales volume for its new sales groups, which did not fully materialize. In response to this situation, during September 1999 the Company implemented certain overhead reductions, which include the closing of certain under-performing sales groups. This also led to the reduction of personnel, reduction of certain salaries and the streamlining of internal operations and processes.

As a result of the foregoing factors, operating loss was $666,000 for the three months ended September 30, 1999 compared to operating income of $806,000 for the three months ended September 30, 1998.

Interest expense increased from $206,000 in the three months ended September 30, 1998 to $353,000 in the three months ended September 30 1999. This is primarily the result of additional borrowings for working capital needs and capital lease obligations. These capital improvements included distribution and warehouse equipment, the implementation of a new core business system, and costs associated with Year 2000 readiness.

The Company incurred a nonrecurring charge of $165,000 in the three months ended September 30, 1999 to settle litigation in connection with a dispute with one of its licensors.

As a result of the above factors, pre-tax income decreased from $600,000 in the three months ended September 30, 1998 to a pre-tax loss of $1,184,000 in the three months ended September 30, 1999.

Six Months Ended September 30, 1999 Compared with Six Months Ended September 30, 1998

Net sales of $38.1 million in the six months ended September 30, 1999 represented an increase of $7.2 million, or 23.3% over net sales of $30.9 million in the six months ended September 30, 1998. The increase in net sales was primarily attributable to the catalog sales group, JLNY sales group, and the children's sales group (TLC for Kidz).

The Company's gross profit was virtually unchanged at $6.3 million for the six months ended September 30, 1999 and 1998. Gross profit margin decreased to 16.5% in the six months ended September 30, 1999 from 20.5% in the six months ended September 30, 1998. This decrease was primarily due to liquidation of certain excess import inventories as well as production and distribution difficulties which affected scheduled shipments and resulted in an increase in customers' discounts, claims and allowances during the six months.

Operating expenses increased $2.1 million or 43.5% to $6.9 million in the six months ended September 30, 1999 from $4.8 million in the six months ended September 30, 1998. The increase was primarily due to costs incurred for additional personnel and related expenses associated with the projected sales volume for its new sales groups, which did not fully materialize. Additionally, the Company incurred certain cost overlaps related to its move to its new distribution center and executive offices in Secaucus, New Jersey and the consolidation of its showrooms. These cost overlaps were partially attributed to multiple lease agreements that could not be immediately terminated. The move also entailed the relocation of design and other personnel previously located in New York City. Long term benefits are expected to be realized as a result of this consolidation.

Interest expense increased from $288,000 in 1998 to $681,000 in 1999. This is primarily the result of additional borrowings for working capital needs and capital lease obligations. These capital improvements included distribution and warehouse equipment, the implementation of a new core business system, and costs associated with Year 2000 readiness.

As a result of the above factors, pre-tax income decreased from $1.2 million in the six months ended September 30, 1998 to a pre-tax loss of $1.5 million in the six months ended September 30, 1999.

Liquidity and Capital Resources

Operating activities provided net cash of $99,000 and $330,000 for the three and six months ended September 30, 1999, respectively.

The Company's capital expenditures totalled $411,000 and $777,000 for the three and six months ended September 30, 1999, respectively, of which $355,000 and $610,000 respectively was financed through a leasing company. The Company does not have any material commitments for capital expenditures at this time.

In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock over an eighteen-month period. As of September 30, 1999, the Company has repurchased 115,000 shares at an average price of $2.03.

The Company believes that existing cash, anticipated cash flows from operations and availability of advances under its factoring arrangement will be sufficient to support the Company's operations for at least the next 12 months.

Item 5.  Other Information:

               Possible Nasdaq De-Listing

               On September 15, 1999, the Company received a letter from the Nasdaq Stock Market to bring to the Company's attention its concern regarding the continued listing of the Company's shares of Common Stock and Warrants on the Nasdaq National Market, since the Company's Common Stock has failed to maintain a market value of public float greater than or equal to $5,000,000 over the preceding thirty consecutive trading days as required by certain Nasdaq Marketplace Rules.

               On November 12, 1999, the Company received an additional letter from the Nasdaq Stock Market raising concern about the Company's stock price being below $1.00 over the preceding thirty consecutive days as required by certain Nasdaq Marketplace Rules.

               The Company, on or before December 14, 1999, must either demonstrate compliance with the minimum public float requirements or seek to move to the Nasdaq Smallcap Market. The Company is concerned that, if its stock price remains below $1.00, the Company would not even qualify for inclusion on the Nasdaq Smallcap Market, and would thereupon seek to list its securities on the Nasdaq Bulletin Board. The Company has not yet determined whether to seek a hearing on the matter, apply for listing on the Nasdaq Smallcap Market or not challenge the de-listing effort. There can be no assurance that the Company can maintain its listing on the Nasdaq National Market, obtain or maintain a listing on the Nasdaq Smallcap Market or obtain or maintain a listing on the Nasdaq Bulletin Board. The de-listing of the Company's securities on the Nasdaq National Market may have a negative effect on trading in and the trading price of the Company's securities.

               New Chief Operating Officer

               On September 8, 1999, the Company announced the appointment of Mr. Gary A. Coffey as Vice President and Chief Operating Officer. Mr. Coffey had previously been Senior Vice President of Finance and Operations for Telebrands Corporation, a telemarketing company. Prior affiliations include senior financial and operational positions with Performance Team Logistics Corporation, Michael Stevens Ltd., Mutterperl Ltd., Audre Inc., Cue Industries and Touche Ross & Co.

               Layoffs and Salary Reductions; Consolidation of Showrooms

               Effective September 1, 1999, the Company laid off approximately 35 employees and reduced the salaries of approximately 28 other employees by 10-30%. The Company also has consolidated all its Manhattan operations at its 1407 Broadway location, vacating all other showroom and other space in Manhattan. The Company will seek to sublease or assign its leases at other locations. The purpose of the layoffs and salary reductions was to improve the Company's profitability and reduce expenses which were in part incurred in anticipation of revenues which were not achieved.

               Settlement with Warehouse Landlord

               In August 1999, the Company entered into a settlement agreement with the landlord in its former warehouse in Cranbury, New Jersey. The Company had moved out of this facility in late 1998, and alleged that the landlord had improperly refused consent to a proposed sublease. The settlement requires the Company to pay a lump sum of $249,509, but the Company retained the right to utilize the warehouse space for sales and other activities through December 31, 1999, provided, that certain extra rent is required if the Company utilizes the space during December 1999. The lump sum payment was offset against $51,551 in security deposit funds which were delivered to the landlord. The Company believes this settlement was fair, since it involved payment of rent only through December 1999, whereas the lease in question would have continued until May 2001.

               Extension of Agreement with President

               On November 19, 1999, the Board of Directors approved extending the Employment Agreement of its President and Chief Executive Officer, Charles Sobel, for a period ending May 31, 2000. On or before that date, either the Company or Mr. Sobel could choose not to renew the Agreement. The Company has commenced discussions with Mr. Sobel with respect to a longer-term agreement.

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

Dated: November 18, 1999

                                       JENNA LANE, INC.

                                       By: /s/ Charles Sobel
                                           Charles Sobel
                                           President and Chief Executive Officer

                                       By: /s/ Gary Coffey
                                           Gary Coffey
                                           Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX

27.1     Financial Data Schedule