Form 10-Q
period 1999-12-31
JENNA LANE INC
filed 2000-04-07
CIK 944853

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from..............to..................

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of December 31, 1999, there were 3,970,421 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                         PART I - FINANCIAL INFORMATION

                                                                       Page of
                                                                      Form 10-Q
Item 1. Financial Statements.

Consolidated Balance Sheet as of December 31, 1999 (Unaudited)
         and March 31, 1999 (as restated)                                 3

Consolidated Statements of Operations for the three months ended
          December 31, 1999 and 1998 (Unaudited)                          4

Consolidated Statements of Cash Flows for the three months ended
         December 31, 1999 and 1998 (Unaudited)                           5

Notes to Financial Statements                                            6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                           10-12

-------------------------------------------------------------------------------

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

Item 1.                FINANCIAL STATEMENTS

The Company has completed a previously announced review of its financial results for the fiscal year ended March 31, 1999, the three months ended June 30, 1999 and the six months ended September 30, 1999, and the Company intends to restate its financial statements for such period. The Company was unable to timely complete the information necessary to file the above financial statements and notes thereto required by Forms 10-Q/A and 10-K/A. Such inability could not have been eliminated by the registrant without unreasonable effort or expense. The Company intends to file such Forms 10-Q/A and 10-K/A within the next few weeks. March 31, 1999 information contained herein reflects restated financial information.

                       JENNA LANE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,              March 31,
                                                     ASSETS                           1999                    1999
                                                                             --------------------    --------------------
                                                                                   (Unaudited)           (As restated -
                                                                                                           see Note 2)
Current Assets:
    Cash                                                                            $     46,212            $     41,465
    Receivables                                                                          322,383                 365,616
    Advances to suppliers and others                                                     571,764                 664,704
    Inventories                                                                        9,135,124              10,591,842
    Prepaid expenses and other                                                           324,584                 445,713
    Prepaid and refundable income taxes                                                1,157,935                 542,847
    Deferred income taxes                                                                 65,000                  70,000
                                                                             --------------------    --------------------

        Total Current Assets                                                          11,623,002              12,722,187

Property and Equipment, net                                                            1,809,663               1,310,337

Deferred Income Taxes                                                                    763,000                       -

Other Assets                                                                             760,545                 784,772
                                                                             --------------------    --------------------

                                                                                    $ 14,956,210            $ 14,817,296
                                                                             ====================    ====================

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                                 $ 3,737,067             $ 4,610,341
    Payable to factors                                                                 4,052,047               1,258,674
    Accrued liabilities                                                                  141,998                 329,281
    Current maturities of long-term debt                                                 308,091                 184,276
                                                                             --------------------    --------------------

        Total Current Liabilities                                                      8,239,203               6,382,572
                                                                             --------------------    --------------------

Long-Term Debt                                                                         1,107,468                 690,463
                                                                             --------------------    --------------------

Deferred Income Taxes                                                                          -                  76,000
                                                                             --------------------    --------------------

Shareholders' Equity:
    Common stock, $.01 par value; 18,000,000 shares
      authorized; issued, 4,100,421 and 4,414,707 shares
      respectively; outstanding 3,970,421 and 4,339,707
      shares respectively                                                                 41,004                  44,147
    Capital in excess of par value                                                     7,980,635               7,980,635
    (Accumulated deficit) Retained earnings                                           (2,164,701)               (209,803)
    Treasury stock, 130,000 and 75,000 shares, respectively, at cost                    (247,399)               (146,718)
                                                                             --------------------    --------------------

        Total Shareholders' Equity                                                     5,609,539               7,668,261
                                                                             --------------------    --------------------

                                                                                    $ 14,956,210            $ 14,817,296
                                                                             ====================    ====================

See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                              Nine Months Ended
                                                        December 31,                                   December 31,
                                            ----------------------------------            -----------------------------------
                                                1999                   1998                    1999                   1998
                                            -----------            -----------            ------------           ------------
Net Sales                                   $ 9,701,441            $ 9,253,459            $ 48,584,176           $ 40,200,658

Cost of Sales                                 7,792,981              7,356,595              40,816,309             31,958,643
                                            -----------            -----------            ------------           ------------
      Gross Profit                            1,908,460              1,896,864               7,767,867              8,242,015

Operating Expenses                            2,797,120              2,335,839               9,721,573              6,868,663
                                            -----------            -----------            ------------           ------------
Operating (Loss) Income                        (888,660)              (438,975)             (1,953,706)             1,373,352

Interest Expense                                287,545                286,069                 968,227                867,119
                                            -----------            -----------            ------------           ------------
                                             (1,176,205)              (725,044)             (2,921,933)               506,233

Litigation Settlement                                 -                      -                 165,000                      -
                                            -----------            -----------            ------------           ------------

      (Loss) Income Before Income Taxes      (1,176,205)              (725,044)             (3,086,933)               506,233

(Credit) Provision for Income Taxes            (436,434)              (330,207)             (1,132,034)               183,793
                                            -----------            -----------            ------------           ------------

      Net (Loss) Income                     $  (739,771)           $  (394,837)           $ (1,954,899)          $    322,440
                                            ===========            ===========            ============           ============

Net (Loss) Income Per Share:
      Basic and Diluted                     $     (0.15)           $     (0.09)           $      (0.48)          $       0.07
                                            ===========            ===========            ============           ============



           See notes to unaudited consolidated financial statements.

                       JENNA LANE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Three Months Ended               Nine Months Ended
                                                                           December 31,                     December 31,
                                                                ---------------------------       ---------------------------
                                                                    1999             1998             1999             1998
                                                                ----------       ----------       -----------       ---------
Operating Activities:
    Net (loss) income                                           $ (739,771)      $ (394,837)      $(1,954,899)      $ 322,440
    Adjustments to reconcile net (loss) income to net
      cash provided by operating activities:
        Depreciation and amortization                               83,739           71,935           272,917         128,335
        Deferred income taxes                                     (479,000)         (14,000)         (834,000)         (5,000)
        Write-off of notes receivable                                    -                -                 -          35,760
        Other                                                            -                -             5,876               -
        Changes in assets and liabilities:
           Receivables                                              61,923                -            43,233               -
           Payable to factors                                    2,760,172        2,173,953         2,793,373       3,030,791
           Inventories                                          (2,279,432)      (1,899,153)        1,456,718      (1,289,175)
           Advances to suppliers and others                         54,913                -            98,779               -
           Prepaid expenses and other                              190,710          115,874           121,129        (457,944)
           Income taxes                                            (10,277)        (387,142)         (614,888)       (452,467)
           Accounts payable and accrued liabilities                380,194          445,983        (1,060,757)       (386,015)
                                                                ----------       ----------       -----------       ---------
        Net Cash Provided By Operating
           Activities                                               23,171          112,613           327,481         926,725
                                                                ----------       ----------       -----------       ---------
Investing Activities:
    Acquisition of business                                              -                -                 -        (630,209)
    Capital expenditures                                            17,413           (5,564)          (49,840)        (75,489)
    Security deposits                                                  630           (1,378)           12,410         (22,950)
    Issuance of notes receivable                                         -          (20,000)          (70,876)       (114,627)
    Repayment of notes receivable                                    9,258           16,122            59,161          69,644
                                                                ----------       ----------       -----------       ---------
                                                                         -                                  -
        Net Cash Provided By (Used In)
           Investing Activities                                     27,301          (10,820)          (49,145)       (773,631)
                                                                ----------       ----------       -----------       ---------
Financing Activities:
    Principal payments on capital lease obligations                (49,966)         (21,624)         (169,765)        (29,207)
    Repurchase of stock                                            (14,118)        (103,330)         (100,681)       (103,330)
    Repurchase of performance shares                                     -                -            (3,143)         (3,143)
                                                                ----------       ----------       -----------       ---------
        Net Cash Used In Financing Activities                      (64,084)        (124,954)         (273,589)       (135,680)
                                                                ----------       ----------       -----------       ---------
        Net Increase (Decrease) In Cash                            (13,612)         (23,161)            4,747          17,414

Cash at beginning                                                   59,824           47,170            41,465           6,595
                                                                ----------       ----------       -----------       ---------

        Cash at end                                               $ 46,212         $ 24,009          $ 46,212        $ 24,009
                                                                ==========       ==========       ===========       =========
Supplemental Disclosures of Cash Flow Information:
    Interest paid                                                $ 287,545        $ 158,046         $ 968,227       $ 446,311
                                                                ==========       ==========       ===========       =========

    Income taxes paid                                             $ 40,080         $ 67,797         $ 294,281       $ 633,742
                                                                ==========       ==========       ===========       =========
Noncash Transactions:

    Capital lease obligations incurred for the
      acquisition of equipment                                   $ 100,692        $ 484,501         $ 710,585       $ 484,501
                                                                ==========       ==========       ===========       =========



           See notes to unaudited consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Jenna Lane, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q. Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1999 (although those financial statements are in the process of being restated and an amendment to such Form 10-K with respect thereto filed, See Note 2). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

2.       RESTATEMENT OF FINANCIAL RESULTS

         On January 31, 2000 the Company announced that it would conduct a review of prior financial results. The Company also announced that it had retained the services of Mahoney Cohen & Company to assist in the review. The review has been completed and, as a result of its findings, the Company will issue restatements of its consolidated financial statements for the fiscal year ended March 31, 1999, the three months ended June 30, 1999 and for the six months ended September 30, 1999. It was determined that certain sales were improperly recognized including sales recognized in the incorrect period and certain costs and allowances were recorded in the incorrect period or improperly recorded. The financial results for the fiscal year ended March 31, 1999 as restated will show additional charges to sales, sales allowances, and costs of sales of $1,651,000. Accordingly, net income of $741,569 previously reported has been restated to reflect a net loss of $254,431, net of an income tax benefit of $655,000. A summary of the effects of the March 31, 1999 restatement is follows:

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                          At March 31, 1999
                                                         --------------------------------------------------
                                                             As previously                     As
                                                                reported                    Restated
                                                         -----------------------       --------------------
BALANCE SHEET
     Current Assets:
              Cash                                                 $     41,465               $     41,465
              Receivables                                               282,942                    365,616
              Advances to suppliers                                     664,704                    664,704
              Inventories                                            10,464,842                 10,591,842
              Prepaid expense and other                                 445,713                    445,713
              Refundable income taxes                                         -                    542,847
              Deferred income taxes                                      70,000                     70,000
                                                         -----------------------       --------------------
              Total Current Assets                                   11,969,666                 12,722,187

     Property and Equipment, Net                                      1,310,337                  1,310,337
     Other Assets                                                       784,772                    784,772
                                                         -----------------------       --------------------
                                                                   $ 14,064,775               $ 14,817,296
                                                         =======================       ====================
     Current Liabilities:
              Acounts payable                                       $ 4,008,341                $ 4,610,341
              Due to factor                                                   -                  1,258,674
              Accrued liabilities                                       329,281                    329,281
              Income taxes payable                                      112,153                          -
              Current maturities of debt                                184,276                    184,276
                                                         -----------------------       --------------------
              Total current liabilities                               4,634,051                  6,382,572
     Long-Term Debt                                                     690,463                    690,463
     Deferred Income Taxes                                               76,000                     76,000
     Shareholders' Equity:
              Common stock                                               44,147                     44,147
              Capital in excess of par value                          7,980,635                  7,980,635
              Retained earnings                                         786,197                   (209,803)
              Treasury stock                                           (146,718)                  (146,718)
                                                         -----------------------       --------------------
              Total Shareholders' Equity                              8,664,261                  7,668,261
                                                         -----------------------       --------------------
                                                                   $ 14,064,775               $ 14,817,296
                                                         =======================       ====================
INCOME STATEMENT
Net Sales                                                          $ 60,392,370               $ 59,216,370
Cost of Sales                                                        47,491,745                 47,966,745
                                                         -----------------------       --------------------
              Gross Profit                                           12,900,625                 11,249,925
Operating Expenses                                                   10,930,312                 10,930,312
                                                         -----------------------       --------------------
              Operating (Loss) Income                                 1,970,313                    319,313

Interest Expense                                                        666,676                    666,676
                                                         -----------------------       --------------------
              (Loss) Income Before Income Taxes                       1,303,637                   (347,363)

(Credit) Provision for Income Taxes                                     562,068                    (92,932)
                                                         -----------------------       --------------------
              Net (Loss) Income                                       $ 741,569                 $ (254,431)
                                                         =======================       ====================

Net (Loss) Income Per Share
              Basic                                                      $ 0.17                    $ (0.06)
                                                         =======================       ====================
              Diluted                                                    $ 0.16                    $ (0.06)
                                                         =======================       ====================

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company has not yet filed its Form 10-K/A for March 31, 1999 or its Forms 10-Q/A for the three months ended June 30, 1999 and the six months ended September 30, 1999. The comparative financial information contained herein is reflective of the restated financial results for the periods presented.

3.       INVENTORIES


                                   December 31,       March 31,
                                       1999             1999
                                   -----------      -----------
                                   (Unaudited)     (As restated -
                                                     see Note 2

         Raw materials             $ 3,076,429      $ 2,921,489
         Work-in-process             1,527,006        1,612,193
         Finished goods              4,531,689        6,058,160
                                   -----------      -----------
                                   $ 9,135,124      $10,591,842
                                   -----------      -----------
4.       EARNINGS PER SHARE

         Earnings per share are calculated using the weighted average number of shares outstanding of common stock and dilutive common stock equivalents during each period presented. The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires the presentation of: (1) "Basic Earnings per Share," computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period and (2) "Diluted Earnings per Share," which gives effect to all dilutive potential common shares that were outstanding during the period, by increasing the denominator to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. For the nine months ended December 31, 1999 and for the three months ended December 31, 1999 and 1998, the effect of computing dilutive common shares is antidilutive.

5.       SHAREHOLDERS' EQUITY

         During the nine months ended December 31, 1999, the Company repurchased 314,286 performance shares for $3,143 ($.01 per share).

         In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock. As of December 31, 1999, the Company has repurchased 130,000 shares at an aggregate cost of $247,339, including 55,000 shares repurchased during the nine months ended December 31, 1999. The program expires March 31, 2000.

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       LITIGATION

         Estate of Cheng Gen Zhang v. Jenna Lane, Inc. et al. This case was commenced in October 1999 and alleges that the Company's employee, while driving within the scope of his employment, struck and killed Mr. Zhang. The complaint alleges $10 million in damages. This amount is significantly greater than the Company's current limits on its relevant insurance coverage and the Company has engaged separate counsel with respect to this excess amount. The Company has recently been advised that this case has settled for $225,000, an amount well within the Company's insurance coverage limits.

7.       NASDAQ DELISTING

         On February 1, 2000, Nasdaq's Listing Qualifications Panel determined to delist the Company's securities from the Nasdaq Stock Market effective with the close of business on that date. Effective February 2, 2000, the Company's securities have been listed on the OTC Bulletin Board. The Company does not intend to appeal the decision of the Panel.

8.       RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine months ended December 31, 1999 and 1998, respectively.

The Company has completed a previously announced review of its financial results for the fiscal year ended March 31, 1999, the three months ended June 30, 1999 and the six months ended September 30, 1999, the Company intends to restate its financial statements for such period. The Company was unable to timely complete the information necessary to file the above financial statements and notes thereto required by Forms 10-K/A and 10-Q/A. Such inability could not have been eliminated by the registrant without unreasonable effort or expense. The Company intends to file such Forms 10-Q/A and 10-K/A within the next few weeks. March 31, 1999 information contained herein reflects restated financial information.

Results of Operations

The following table sets forth, for the periods indicated, the Company's statements of operation data as a percentage of net sales.

                                                      Three Months Ended                      Nine Months Ended
                                                          December 31,                            December 31,
                                               --------------------------------       ---------------------------------
                                                     1999              1998                 1999              1998
                                               ---------------  ---------------       ---------------   ---------------
Net sales                                            100.0 %           100.0 %              100.0 %           100.0 %
Cost of sales                                         80.3              79.5                 84.0              79.5
                                               ------------     -------------         ------------      ------------

    Gross profit                                      19.7              20.5                 16.0              20.5
Operating expenses                                    27.1              25.2                 20.0              17.1
                                               ------------     -------------         ------------      ------------

    Operating (loss) income                           (7.4)             (4.7)                (4.0)              3.4
Interest expense                                       3.0               3.1                  2.0               2.2
                                               ------------     -------------         ------------      ------------

                                                     (10.4)             (7.8)                (6.0)              1.2
Litigation settlement                                  1.7                 -                  0.3                 -
                                               ------------     -------------         ------------      ------------

    (Loss) income before income taxes                (12.1)             (7.8)                (6.3)              1.2
(Credit) provision for income taxes                   (5.9)             (3.6)                (2.4)              0.5
                                               ------------     -------------         ------------      ------------

Net (Loss) Income                                     (6.2) %           (4.2)%               (3.9)%             0.7 %
                                               ============     =============         ============      ============


Three Months Ended December 31, 1999 Compared with Three Months Ended December 31, 1998

Net sales of $9.7 million in the three months ended December 31, 1999 represented an increase of $400,000, or 4.3% over net sales of $9.3 million in the three months ended December 31, 1998. The increase in net sales was primarily attributable to the JLNY sales group, catalog sales group, and the children's sales group (TLC for Kidz), offset by the elimination of its sweater sales group.

The Company's gross profit was virtually unchanged at $1.9 million for the three months ended December 31, 1999 and 1998. Gross profit margin decreased to 19.7% in the three months ended December 31, 1999 from 20.5% in the three months ended December 31, 1998.

Operating expenses increased $465,000, or 19.9%, to $2.8 million in the three months ended December 31, 1999 from $2.3 million in the three months ended December 31, 1998. The increase was primarily due to costs incurred for additional personnel and related expenses associated with the projected sales volume for the period, which did not fully materialize. Though the Company initiated certain overhead reductions during September 1999, some operating cost continuations occurred during the three months ended December 31, 1999.

Operating loss was $724,000 for the three months ended December 31, 1999 compared to operating loss of $439,000 for the three months ended December 31, 1998.

Interest expense remained virtually unchanged at $286,000 and $288,000 for the three months ended December 31, 1998 and 1999, respectively.

As a result of the above factors, pre-tax loss increased from $725,000 in the three months ended December 31, 1998 to $1,176,000 in the three months ended December 31, 1999.

Nine Months Ended December 31, 1999 Compared with Nine Months Ended December 31, 1998

Net sales of $48.6 million in the nine months ended December 31, 1999 represented an increase of $8.5 million, or 21.1% over net sales of $40.2 million in the nine months ended December 31, 1998. The increase in net sales was primarily attributable to the JLNY sales group, the catalog sales group and its children's sales group (TLC for Kidz), offset by the elimination of its sweater sales group.

The Company's gross profit decreased $475,000, or 5.8% to $7.8 million for the nine months ended December 31, 1999 from $8.2 million for the nine months ended December 31, 1998. Gross profit margin decreased to 16.0% in the nine months ended December 31, 1999 from 20.5% in the nine months ended December 31, 1998. This decrease was primarily due to liquidation of certain excess import inventories as well as an increase in customers' discounts, claims and allowances during the nine months ended December 31, 1999.

Operating expenses increased $2.8 million or 40.7% to $9.7 million in the nine months ended December 31, 1999 from $6.9 million in the nine months ended December 31, 1998. The increase was primarily due to costs incurred for additional personnel and related expenses associated with the projected sales volume for the period, which did not fully materialize. Additionally, and primarily during the six months ended September 30, 1999, the Company incurred certain inefficiencies and cost overlaps related to its move to its new warehouse and distribution center in Secaucus, New Jersey and the consolidation of its showrooms.

Interest expense increased from $867,000 in the nine months ended December 31, 1998 to $968,000 in the nine months ended December 31, 1999. This is primarily the result of additional borrowings for working capital needs.

As a result of the above factors, pre-tax income decreased from $506,000 in the nine months ended December 31, 1998 to a pre-tax loss of $3.1 million in the nine months ended December, 1999.

Liquidity and Capital Resources

Operating activities provided net cash of $23,000 and $327,000 for the three and nine months ended December 31, 1999, respectively.

The Company's capital expenditures totalled $870,000 for the nine months ended December 31, 1999, of which $710,000 was financed through a leasing company. The Company does not have any material commitments for capital expenditures at this time.

In September 1998, the Company adopted a share repurchase program to buy back up to 500,000 shares of the Company's stock over an eighteen month period. As of December 31, 1999, the company has repurchased 130,000 shares at an average price of $1.90. This program expired March 31, 2000.

In September, 1999, the Company initiated certain cost reduction programs which are inclusive of personnel reductions, the closing of certain under-performing sales groups, and the streamlining of internal operations and procedures. The result to date has been a decrease of approximately 20% of fixed operating expenses.

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

     Estate of Cheng Gen Zhang v. Jenna Lane, Inc. et al. This case was commenced in October 1999 and alleges that the Company's employee, while driving within the scope of his employment, struck and killed Mr. Zhang. The complaint alleges $10 million in damages. This amount is significantly greater than the Company's current limits on its relevant insurance coverage and the Company has engaged separate counsel with respect to this excess amount. The Company has recently been advised that this case has been settled for $225,000, an amount well within the Company's insurance coverage limits.

Item 2.  Changes in Securities:  None.

Item 3.  Defaults Upon Senior Securities:  None.

Item 4.  Submissions of Matters to a Vote of Security Holders: None.

Item 5.  Other Information:

         Financial Review

     On January 31, 2000, the Company announced that it is reviewing its financial results for the fiscal year ended March 31, 1999, the three months ended June 30, 1999 and the six months ended September 30, 1999 regarding the timing of recordation of certain revenue and expense items and related inventory. The review has been completed and the Company will restate its previously issued consolidated financial statements for such periods. It was determined that certain sales were improperly recognized including sales recognized in the incorrect period and certain costs and allowances were recorded in the incorrect period or improperly recorded. The financial results for the fiscal year ended March 31, 1999 as restated will show additional charges to sales, sales allowances, and costs of sales of $1,651,000. Accordingly, net income of $741,569 previously reported has been restated to reflect a net loss $254,431, net of an income tax benefit of $655,000.

         Nasdaq De-Listing

     On February 1, 2000, Nasdaq's Listing Qualifications Panel determined to delist the Company's securities from the Nasdaq Stock Market effective with the close of business on that date. Effective February 2, 2000, the Company's Common Stock has been listed on the OTC Bulletin Board. The Company does not intend to appeal the decision of the Panel.

         Dobies Resignation from Board of Directors

     In December 1999, Mitchell Dobies, former President and Co-Chief Executive Officer of the Company, resigned from the Board of Directors. Mr. Dobies' Consulting Agreement with the Company expired on January 31, 2000.

         Stock Repurchase Program

     As of December 31, 1999, the Company has repurchased an aggregate of 130,000 shares of its Common Stock under its stock repurchase program at an average price of $1.90 per share. The program expired March 31, 2000.

          Expiration of Warrants

     On March 15, 2000, the Company issued a press release confirming that all of its then outstanding Class A Common Stock Purchase Warrants, exercisable at $6.36 per share (after adjusting for a stock dividend effected in 1998), would expire in accordance with their terms on March 19, 2000. The warrants, which traded on the NASDAQ OTC Bulletin Board under the symbol "JLNYW," could not be traded after March 19, 2000. The Company permitted a three trading day broker protect period for the exercise of any warrants into shares of Common Stock taking place prior to March 19, 2000. This broker protect period expired at 5:00 pm on Wednesday, March 22, 2000.

Item 6.  Exhibits and Reports on Form 8-K:

            (a) Exhibits:

            27.1     Financial Data Schedule

            (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 7, 2000

                                      JENNA LANE, INC.

                                      By: /s/ Charles Sobel
                                          Charles Sobel
                                          President and Chief Executive Officer


                                      By: /s/ Gary A. Coffey
                                          Gary A. Coffey
                                          Vice-President and
                                          Chief Operating Officer