Form 10-K/A
period 2000-03-31
JENNA LANE INC
filed 2000-05-30
CIK 944853

FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

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

                            1407 Broadway, Suite 2400
                            New York, New York 10018
                         ------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 704-0002
                                 --------------

(Registrant's telephone number, including area code) Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to
Section 12(g) of the Act: COMMON STOCK, $.01 PAR VALUE AND CLASS A COMMON STOCK PURCHASE WARRANTS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K/A or any amendment to this Form 10 K/A. [X]

Aggregate market value of voting and non-voting common equity held by non-affiliates as of June 23, 1999: $5,171,832.10 (includes all common equity, whether or not registered under the Securities Act of 1933 as amended)

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of June 18, 1999 the number of shares of common stock outstanding was 4,003,279 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           PURPOSE OF AMENDMENT FILING

     This Form 10-K Amendment for Jenna Lane, Inc. (the "Company") for the fiscal year ending March 31, 1999, is being filed for the purpose of correcting certain financial information and statements contained in the Company's Form 10-K which was filed on June 30, 1999. Items 6, 7 and 8 of Part II of the Form 10-K are accordingly amended as set forth below.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

                                                                                         YEAR ENDED MARCH 31,
                                                                                         --------------------
                                                                            1999                 1998                1997
                                                                            ----                 ----                ----
STATEMENT OF OPERATIONS DATA:
      Net sales                                                         $ 59,216,370         $ 42,561,796        $ 35,372,386
      Operating income                                                       319,313            1,241,394             804,523
      Net (loss) income                                                     (254,431)             517,157             136,260
      Net Income Per Share:
           Basic                                                               (0.06)                0.11                0.03
           Diluted
                                                                               (0.06)                0.09                0.03
      Weighted average common shares outstanding:
           Basic                                                           4,445,624            4,719,322           2,305,749
           Diluted                                                         4,445,624            5,531,859           2,333,234

                                                                                               MARCH 31,
                                                                                               --------
                                                                            1999                 1998                1997
                                                                            ----                 ----                ----
BALANCE SHEET DATA:
      Working capital                                                    $ 6,339,615          $ 7,326,297         $ 7,191,854
      Total assets                                                        14,817,296           11,537,169          10,034,842
      Long-term debt                                                         690,463                3,653              16,797
      Shareholders' equity                                                 7,668,261            8,072,553           7,461,770


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three years ended March 31, 1999.

HIGHLIGHTS

On January 31, 2000 the Company announced that it would conduct a review of prior financial results. The Company also announced that it had retained the services of Mahoney Cohen & Company to assist in the review. The review has been completed and, as a result of its findings, the Company has restated its previously issued consolidated financial statements for the fiscal year ended March 31, 1999. It was determined that certain sales were improperly recognized including sales recognized in the incorrect period and certain costs and allowances were recorded in the incorrect period or improperly recorded. The restated adjustments reflect additional charges to sales, sales allowances, and costs of sales of $1,651,000. Accordingly, net income of $741,569 previously reported has been restated to reflect a net loss of $254,431, net of an income tax benefit of $655,000.

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

RESULTS OF OPERATIONS

The following table sets forth, for the year indicated, the Company's statements of operations data as a percentage of net sales.

                                                                         YEAR ENDED MARCH 31,
                                                            -----------------------------------------------
                                                                1999            1998            1997
                                                            --------------  --------------  --------
         Net Sales                                               100.0%        100.0%          100.0%
         Cost of Sales                                            81.0          81.1            82.2
                                                            ----------      --------       ---------
                 Gross Profit                                     19.0          18.9            17.8
         Operating Expenses                                       18.5          16.0            15.5
                                                            ----------      --------       ---------
                 Income from operations                            0.5           2.9             2.3
         Interest Expense                                          1.1           0.7             1.7
                                                            ----------      --------       ---------
                 Income Before Income Taxes                        0.6           2.2             0.6
         Provision for Income Taxes                                0.2           0.9             0.2
                                                            ----------      --------       ---------
                 Net Income                                        0.4%          1.3%            0.4%
                                                            ==========      ========       =========

Year Ended March 31, 1999 Compared with Year Ended March 31, 1998

Net sales of $59.2 million in the year ended March 31, 1999 represented an increase of $16.6 million, or 39.0% over net sales of $42.6 million in the year ended March 31, 1998. The increase in net sales was primarily attributable to the addition of the Company's sweater sales groups (Smart Objects) and its children's sales group (TLC) with sales of $3.1 million and $7.1 million, respectively. In addition, the Company's established core sales groups (Jenna Lane and Jenna Lane Women), representing domestic and import products, experienced strong demand.

The Company's gross profit increased $3.2 million, or 40%, to $11.2 million for the year ended March 31, 1999 from $8.0 million for the year ended March 31, 1998. Gross profit margin remained unchanged at approximately 19% in the years ended March 31, 1999 and 1998.

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

As a result of the above factors, income from operations decreased 74.3% from $1.2 million in the year ended March 31, 1998 to a loss of $0.3 million in the year ended March 31, 1999.

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

The Company's capital expenditures totaled $175,000, $362,000 and $1,060,000 in fiscal 1997, 1998 1999, respectively. These capital expenditures were for computer, material handling, design and office equipment, associated with upgrading information technology and its core business systems as well as improvements to its new warehouse and distribution center and administrative offices. $933,000 of the 1999 expenditures have been financed through a leasing company. The Company does not have any material commitments for capital expenditures at this time. Also, included in the $818,000 of net cash used in investing activities is $630,000 which was used in the acquisition of TLC.

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

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

See pages F-1 through F-19 annexed hereto. All other schedules are omitted because they are not required, are not applicable, or the information is included in the financial statements or notes thereto.

                                  EXHIBIT INDEX
EXHIBIT
NUMBER             DESCRIPTION

1.1 Form of Underwriting Agreement between the Company and Walsh Manning Securities, LLC (the "Underwriter") (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

1.2 Form of Warrant Agreement among the Company, the Underwriter and American Stock Transfer Company, as warrant agent (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

3.1 Certificate of Incorporation of Registrant (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

3.3 By-laws of Registrant (incorporated by reference to registrant's Registration Statement on Form S-1, registration number 333-11979)

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

10.17 Amendment to Employment Agreement, dated as of July 5, 1998, between the Registrant and Eric Holtz (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

10.18 License Agreement dated as of July 1, 1998, between Jenna Lane Licensing I, Inc. And Michael Caruso & Co. (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

10.19 Factoring Agreement, dated July 14, 1998, between T.L.C. for Kidz, Inc. and Republic Business Credit Corporation (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

10.20 Factoring Agreement, dated July 14, 1998, between Jenna Lane Polo Association and Republic Business Credit Corporation (incorporated by reference to registrant's report on Form 10-Q for the period ended June 30, 1998)

10.21 Separation agreement, dated April 19, 1999, between the Registrant and Andrew Miller. (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999, filed June 30, 1999)

10.22 Lease, dated January 5, 1999, between the Company and Gettinger Associates. (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999, filed June 30, 1999)

10.23 Lease, dated October 13, 1998, between the Company and Hartz Mountain Associates. (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999, filed June 30, 1999)

21.1 Subsidiaries (incorporated by reference to registrant's report on Form 10-K for the period ended March 31, 1999, filed June 30, 1999)

27.1              Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                JENNA LANE, INC.

Date: May 25, 2000

                                                By: /s/ Gary Coffey
                                                    ---------------
                                                    Gary Coffey
                                                    Vice-President and Principal
                                                    Accounting Officer

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

   Notes to Consolidated Financial Statements                         F-7 - F-19

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

                                                   EDWARD ISAACS & COMPANY LLP

New York, New York
June 7, 1999, except Note 2 as to
  which the date is February 15, 2000

                        JENNA LANE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  March 31,
                                                                                      --------------------------------
                                     ASSETS                                               1999                 1998
                                                                                      -----------          -----------
Current Assets:
    Cash                                                                             $     41,465         $      6,595
    Due from factor                                                                             -            4,359,310
    Other receivables                                                                     365,616               81,000
    Advances to suppliers and others                                                      664,704              145,389
    Inventories                                                                        10,591,842            5,888,085
    Prepaid expenses and other                                                            445,713              233,881
    Prepaid and refundable income taxes                                                   542,847                    -
    Deferred income taxes                                                                  70,000               43,000
                                                                                     ------------         ------------
        Total Current Assets                                                           12,722,187           10,757,260

Property and Equipment, net                                                             1,310,337              501,617

Other Assets                                                                              784,772              278,292
                                                                                     ------------         ------------
                                                                                     $ 14,817,296         $ 11,537,169
                                                                                     ============         ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Due to factor                                                                    $  1,258,674         $          -
    Accounts payable                                                                    4,610,341            2,925,661
    Accrued liabilities                                                                   329,281              187,208
    Income taxes payable                                                                        -              305,645
    Current maturities of long-term debt                                                  184,276               12,449
                                                                                     ------------         ------------
        Total Current Liabilities                                                       6,382,572            3,430,963
                                                                                     ------------         ------------
Long-Term Debt                                                                            690,463                3,653
                                                                                     ------------         ------------
Deferred Income Taxes                                                                      76,000               30,000
                                                                                     ------------         ------------
Shareholders' Equity:
    Common stock, $.01 par value; 18,000,000 shares
      authorized; issued 4,414,707 and 4,728,993 shares,
      outstanding 4,339,707 and 4,728,993 shares, respectively                             44,147               47,290
    Capital in excess of par value                                                      7,980,635            7,980,635
    Retained earnings (deficit)                                                          (209,803)              44,628
    Treasury stock, at cost; 75,000 shares in 1999                                       (146,718)                   -
                                                                                     ------------         ------------

        Total Shareholders' Equity                                                      7,668,261            8,072,553
                                                                                     ------------         ------------
                                                                                     $ 14,817,296         $ 11,537,169
                                                                                     ============         ============

See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended March 31,
                                                       ------------------------------------------------------------------
                                                               1999                   1998                    1997
                                                       --------------------   --------------------    -------------------
Net Sales                                                      $59,216,370            $42,561,796           $ 35,372,386

Cost of Sales                                                   47,966,745             34,514,628             29,087,860
                                                               -----------            -----------           ------------
      Gross Profit                                              11,249,625              8,047,168              6,284,526

Operating Expenses                                              10,930,312              6,805,774              5,480,003
                                                               -----------            -----------           ------------
      Operating Income                                             319,313              1,241,394                804,523

Interest Expense                                                   666,676                322,072                595,592
                                                               -----------            -----------           ------------
      (Loss) Income Before Income Taxes                           (347,363)               919,322                208,931

Provision for Income Taxes                                         (92,932)               402,165                 72,671
                                                               -----------            -----------           ------------
      Net (Loss) Income                                        $  (254,431)           $   517,157           $    136,260
                                                               ===========            ===========           ============
Net (Loss) Income Per Share:
      Basic                                                    $     (0.06)           $      0.11                 $ 0.03
                                                               ===========            ===========           ============
      Diluted                                                  $     (0.06)           $      0.09                 $ 0.03
                                                               ===========            ===========           ============

See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    COMMON STOCK            CAPITAL IN                        TREASURY
                             ---------------------------    EXCESS OF         UNEARNED         STOCK,        RETAINED
                                SHARES        AMOUNT       PAR VALUE       COMPENSATION        AT COST       EARNINGS      TOTAL
                             -------------- -----------  --------------- ------------------ ------------- -------------- ----------
Balance at March 31, 1996        1,979,048     $19,790        $ 804,850          $ (44,000)          $ -     $ 457,503   $1,238,143

Issuance of common stock
     and warrants                1,290,000      12,900        5,339,143                  -             -             -    5,352,043
Issuance of performance
     shares                        125,714       1,257           75,963            (77,220)            -             -            -
Conversion of preferred stock      952,381       9,524          818,506                  -             -             -      828,030
Repurchase of performance
     shares                        (57,143)       (571)             271                  -             -             -         (300)
Amortization of unearned
     compensation                        -           -                -             57,594             -             -       57,594
Issuance of warrants                     -           -           25,000                  -             -             -       25,000
Net income                               -           -                -                  -             -       136,260      136,260
Dividends paid on preferred
     stock                               -           -                -                  -             -      (175,000)    (175,000)
                             -------------- -----------  ---------------  -----------------  ------------  -----------   ----------
Balance at March 31, 1997        4,290,000      42,900        7,063,733            (63,626)            -       418,763    7,461,770

Amortization of unearned
     compensation                        -           -                -             63,626             -             -       63,626
Common stock dividend              428,993       4,290          887,002                  -             -      (891,292)           -
Exercise of stock options           10,000         100           29,900                  -             -              -      30,000
Net income                               -           -                -                  -             -       517,157      517,157
                             --------------  ----------  ---------------  -----------------  ------------  ------------  ----------
Balance at March 31, 1998        4,728,993      47,290        7,980,635                  -             -        44,628    8,072,553

Repurchase of stock                (75,000)          -                -                  -      (146,718)            -     (146,718)
Repurchase of performance
     shares                       (314,286)     (3,143)               -                  -             -             -       (3,143)
Net loss                                 -           -                -                  -             -      (254,431)    (254,431)
                             --------------  ----------  ---------------  -----------------  ------------  ------------  ----------
Balance at March 31, 1999         4,339,707     $44,147       $7,980,635                $ -     $(146,718)    $(209,803) $7,668,261
                             ==============  ==========  ===============  =================  ============  ============= ==========

See notes to consolidated financial statements.

                        JENNA LANE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended March 31,
                                                                                --------------------------------------------------
                                                                                      1999              1998             1997
                                                                                ----------------   --------------   --------------
Operating Activities:
   Net income (loss)                                                                  $ (254,431)       $ 517,157        $ 136,260
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                     251,404          168,292          166,436
       Deferred income taxes                                                              19,000          (37,000)          24,000
       Amortization of debt discount                                                           -                -          104,167
       Write-off of note receivable                                                       35,760                -                -
       Changes in assets and liabilities:
        Receivables                                                                    4,440,310          514,152       (2,853,753)
        Inventories                                                                   (4,703,757)      (2,255,172)        (850,778)
        Advances to suppliers and others                                                (371,072)         (27,051)         (87,338)
        Prepaid expenses and other                                                      (211,832)         (13,789)        (127,723)
        Income taxes                                                                    (848,492)         488,634         (339,989)
        Due to factor                                                                    893,058                -                -
        Accounts payable and accrued liabilities                                       1,826,753          620,491          (37,594)
                                                                                ----------------   --------------   --------------
       Net Cash Provided by (Used in) Operating Activities                             1,076,701          (24,286)      (3,866,312)
                                                                                ----------------   --------------   --------------
Investing Activities:
   Acquisition of business                                                              (630,209)               -                -
   Capital expenditures                                                                 (127,085)        (361,514)        (143,374)
   Security deposits and other                                                           (37,689)         (18,515)         (54,488)
   Issuance of notes receivable                                                         (135,754)        (304,900)               -
   Repayment of notes receivable                                                         113,169          152,083                -
                                                                                ----------------   --------------   --------------
       Net Cash Used in Investing Activities                                            (817,568)        (532,846)        (197,862)
                                                                                ----------------   --------------   --------------
Financing Activities:
   Issuance of common stock, net of offering costs                                             -                -        5,352,043
   Exercise of stock options                                                                   -           30,000                -
   Repayment of notes payable                                                                  -                -       (1,000,000)
   Proceeds from issuance of units                                                             -                -          500,000
   Principal payments on equipment notes payable                                         (74,402)         (14,592)          (8,203)
   Repurchase of stock                                                                  (146,718)               -                -
   Repurchase of performance shares                                                       (3,143)               -             (300)
   Offering costs (preferred stock and units)                                                  -                -          (57,297)
   Dividends paid                                                                              -                -         (175,000)
                                                                                ----------------   --------------   --------------
       Net Cash (Used in) Provided by Financing Activities                              (224,263)          15,408        4,611,243
                                                                                ----------------   --------------   --------------
       Net Increase (Decrease) in Cash                                                    34,870         (541,724)         547,069

Cash at beginning                                                                          6,595          548,319            1,250
                                                                                ----------------   --------------   ---------------
       Cash at end                                                                    $   41,465        $   6,595        $ 548,319
                                                                                ================   ==============   ==============
Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                                      $  666,676        $ 322,072        $ 595,592
                                                                                ================   ==============   ==============
   Income taxes paid                                                                  $  726,942        $  50,335        $ 391,018
                                                                                ================   ==============   ==============
Noncash Transactions:
   Capital lease obligations for the acquisition of equipment                         $  933,039        $       -        $  32,325
                                                                                ================   ==============   ==============
   Issuance of performance shares                                                     $        -        $       -        $  77,220
                                                                                ================   ==============   ==============
   Conversion of Series A Convertible Preferred Stock to
       Common Stock                                                                   $        -        $       -        $ 828,030
                                                                                ================   ==============   ==============

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

                                                                               YEAR ENDED MARCH 31
                                                                -------------------------------------------------------
                                                                     1999               1998                1997
                                                                -------------      --------------     -----------------
       BASIC EARNINGS PER SHARE COMPUTATION
       Numerator:
           Net (loss) income                                    $    (254,431)     $      517,157     $       136,260
           Preferred dividends                                              -                   -              75,000
                                                                -------------      --------------     ---------------
           Net (loss) income applicable to common
             shares                                             $    (254,431)     $      517,157     $        61,260
                                                                =============      ==============     ===============
       Denominator:
           Average common shares outstanding                        4,445,624           4,719,322           2,305,749
                                                                =============      ==============     ===============

       BASIC (LOSS) EARNINGS PER SHARE                          $       (0.06)     $         0.11     $          0.03
                                                                =============      ==============     ===============
       DILUTED EARNINGS PER SHARE COMPUTATION
       Numerator:
           Net (loss) income applicable to common
             shares                                             $    (254,431)     $      517,157     $        61,260
                                                                =============      ==============     ===============
       Denominator:
           Average common shares outstanding                        4,445,624           4,719,322           2,305,749

           Dilutive effect of:
               Options                                                      -             185,125              27,485
               Warrants                                                     -             627,412                   -
                                                                -------------      --------------     ---------------

           Total average common shares outstanding                  4,445,624           5,531,859           2,333,234
                                                                -------------      --------------     ---------------

       DILUTED (LOSS) EARNINGS PER SHARE                        $       (0.06)     $         0.09     $          0.03
                                                                =============      ==============     ===============

        Computation of diluted earnings per share is not reflected for the year ended March 31, 1999 because including potential common shares will result in an antidilutive per-share amount due to the net loss in the period. Stock Dividends: On February 17, 1998, the Company declared a 10% stock dividend paid March 13, 1998 to shareholders of record as of March 6, 1998. The stock price on the date of declaration was $9.625.

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

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       RESTATEMENT OF FINANCIAL RESULTS

         On January 31, 2000 the Company announced that it would conduct a review of prior financial results. The Company also announced that it had retained the services of Mahoney Cohen & Company to assist in the review. The review has been completed and, as a result of its findings, the Company has restated its consolidated financial statements for 1999. It was determined that certain sales were improperly recognized including sales recognized in the incorrect period and certain costs and allowances were recorded in the incorrect period or improperly recorded. The restatement adjustments reflect additional charges to sales, sales allowances, and costs of sales of $1,651,000. Accordingly, net income of $741,569 previously reported has been restated to reflect a net loss of $254,431, net of an income tax benefit of $655,000. The following consolidated balance sheet and statement of operations compare the previously reported and restated financial information:

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       RESTATEMENT OF FINANCIAL RESULTS (CONTINUED)

                                                           AT MARCH 31, 1999
                                                             AS PREVIOUSLY                     AS
                                                                REPORTED                    RESTATED
                                                         -----------------------       --------------------
                                                         -----------------------       --------------------
BALANCE SHEET
     Current Assets:
              Cash                                                     $ 41,465                   $ 41,465
              Receivables                                               282,942                    365,616
              Advances to suppliers                                     664,704                    664,704
              Inventories                                            10,464,842                 10,591,842
              Prepaid expense and other                                 445,713                    445,713
              Refundable income taxes                                         -                    542,847
              Deferred income taxes                                      70,000                     70,000
                                                         -----------------------       --------------------
              Total Current Assets                                   11,969,666                 12,722,187

     Property and Equipment, Net                                      1,310,337                  1,310,337
     Other Assets                                                       784,772                    784,772
                                                         -----------------------       --------------------
                                                                   $ 14,064,775               $ 14,817,296
                                                         =======================       ====================
     Current Liabilities:
              Acounts payable                                       $ 4,008,341                $ 4,610,341
              Due to factor                                                   -                  1,258,674
              Accrued liabilities                                       329,281                    329,281
              Income taxes payable                                      112,153                          -
              Current maturities of debt                                184,276                    184,276
                                                         -----------------------       --------------------
              Total current liabilities                               4,634,051                  6,382,572
     Long-Term Debt                                                     690,463                    690,463
     Deferred Income Taxes                                               76,000                     76,000
     Shareholders' Equity:
              Common stock                                               44,147                     44,147
              Capital in excess of par value                          7,980,635                  7,980,635
              Retained earnings                                         786,197                   (209,803)
              Treasury stock                                           (146,718)                  (146,718)
                                                         -----------------------       --------------------
              Total Shareholders' Equity                              8,664,261                  7,668,261
                                                         -----------------------       --------------------
                                                                   $ 14,064,775               $ 14,817,296
                                                         =======================       ====================

INCOME STATEMENT                                                 FOR THE YEAR ENDED MARCH 31, 1999

Net Sales                                                          $ 60,392,370               $ 59,216,370
Cost of Sales                                                        47,491,745                 47,966,745
                                                         -----------------------       --------------------
              Gross Profit                                           12,900,625                 11,249,925
Operating Expenses                                                   10,930,312                 10,930,312
                                                         -----------------------       --------------------
              Operatins (Loss) Income                                 1,970,313                    319,313

Interest Expense                                                        666,676                    666,676
                                                         -----------------------       --------------------
              (Loss) Income Before Income Taxes                       1,303,637                   (347,363)

(Credit) Provision for Income Taxes                                     562,068                    (92,932)
                                                         -----------------------       --------------------
              Net (Loss) Income                                       $ 741,569                 $ (254,431)
                                                         =======================       ====================
Net (Loss) Income Per Share
              Basic                                                      $ 0.17                    $ (0.06)
                                                         =======================       ====================
              Diluted                                                    $ 0.16                    $ (0.06)
                                                         =======================       ====================

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      DUE FROM (TO) FACTOR

        Due From (To) Factor consists of the following:

                                                             MARCH 31,
                                                      ------------------------
                                                         1999          1998
                                                      -----------  -----------
            Due from factors                          $   202,326  $  4,919,310
            Less: allowance for customers' claims      (1,461,000)     (560,000)
                                                      -----------  ------------
                                                      $(1,258,674) $  4,359,310
                                                      ===========  ============

        The Company has agreements with two commercial factors which provide for the factoring of substantially all its trade accounts receivable on a pre-approved non-recourse basis (except as to customer claims). The factoring charge ranges from 0.65% to 0.85% of the receivables assigned. Factor charges for the years ended March 31, 1999, 1998 and 1997 were approximately $598,000, $427,000 and $472,000, respectively. The uncollected balance of receivables held by the factors amounted to approximately $15,704,000 and $9,489,000 at March 31, 1999 and 1998,
        respectively.

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

4.      INVENTORIES

        Inventories consist of the following:

                                                             MARCH 31,
                                                      ------------------------
                                                         1999          1998
                                                      -----------  -----------
                  Raw materials                       $ 2,921,489  $2,308,517
                  Work-in-process                       1,612,193     368,954
                  Finished goods                        6,058,160   3,210,614
                                                      -----------  ----------
                                                      $10,591,842  $5,888,085
                                                      ===========  ==========

5.      PROPERTY AND EQUIPMENT

        Property and equipment consist of:

                                                             MARCH 31,
                                                      ------------------------
                                                         1999          1998
                                                      -----------  -----------
       Furniture and equipment                        $ 1,346,085  $   543,387
       Leasehold improvements                             378,288      120,862
                                                      -----------  -----------
                                                        1,724,373      664,249
       Less: Accumulated depreciation and amortization    414,036      162,632
                                                      -----------  -----------
                                                      $ 1,310,337  $   501,617
                                                      ===========  ===========

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.      LONG-TERM DEBT

        Long-term debt consists of capital lease obligations for equipment payable in monthly installments, with interest ranging from 9.96% to 11.6%, maturing through fiscal year 2004. Annual maturities of long-term debt at March 31, 1999 are as follows:

                      YEAR ENDING MARCH 31,
                      ---------------------
                                 2001                   $ 200,148
                                 2002                     157,178
                                 2003                     173,862
                                 2004                     159,275
                                                        ---------
                                                        $ 690,463
                                                        =========
7.      INCOME TAXES

        The provision for income taxes consists of the following:

                                                 MARCH 31,
                               -------------------------------------------
                                   1999            1998           1997
                               ------------    ------------   ------------
        Current:
            Federal             $  (83,405)    $   337,335    $    22,970
            State                  (28,527)        101,830         25,701
        Deferred                    19,000         (37,000)        24,000
                                ----------     -----------    -----------
                                $  (92,932)    $   402,165    $    72,671
                                ==========     ===========    ===========

        Reconciliation of the statutory Federal income tax rate to the Company's effective tax rate on pre-tax income (loss) is as follows:

                                                                          MARCH 31,
                                                        -------------------------------------------
                                                            1999            1998           1997
                                                        ------------    ------------   ------------
        Statutory Federal income tax rate                 (34.0)%           34.0%       34.0%
        State income taxes, net of Federal benefit         (5.5)             7.3         8.1
        Non - deductible items and other                   12.7              2.5        (7.3)
                                                          -------           -----       -----
        Effective income tax rate                         (26.8)%           43.8%       34.8%
                                                          =======           =====       =====

        Significant components of the Company's deferred tax assets and liabilities as of March 31, 1999 and 1998 are summarized as follows:

                                                                MARCH 31,
                                                         -----------------------
                                                            1999        1998
                                                         ----------  -----------

       Current deferred tax asset - inventory            $  70,000   $   43,000
                                                         =========   ==========

       Noncurrent deferred tax liability - depreciation  $  76,000   $   30,000
                                                         =========   ==========

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.      SHAREHOLDERS' EQUITY

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

9.      COMMITMENTS AND CONTINGENCIES

        Leases:

        The Company leases warehouse, office and showroom space and equipment under capital and operating leases extending to 2006. The leases provide for payment by the Company of taxes and other expenses. Rent expense was approximately $862,000, $461,000 and $358,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

        Minimum rental payments under noncancellable leases are as follows:


                           YEAR ENDING MARCH 31,                          OPERATING              CAPITAL
                           ---------------------                          ---------              -------
                                    2000                                  $1,244,000            $  264,000
                                    2001                                   1,225,000               261,000
                                    2002                                   1,017,000               233,000
                                    2003                                     983,000               196,000
                                    2004                                     928,000               129,000
                                    Thereafter                             1,463,000                     -
                                                                          ----------            ----------
                                                                          $6,860,000             1,083,000
                                                                          ==========

                                    Less: Amount representing interest                             208,000
                                                                                                ----------
                                                                                                $  875,000
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

9.      COMMITMENTS AND CONTINGENCIES (Continued)

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

10.     SALES TO MAJOR CUSTOMERS

        For the year ended March 31, 1999, one customer accounted for approximately 23% and another accounted for 11% of sales compared to one customer that accounted for approximately 18% for the year ended March 31, 1998.

11.     STOCK INCENTIVE PLAN

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

11.     STOCK INCENTIVE PLAN (Continued)

        The following table summarizes stock option activity for the three years ended March 31, 1999 (including 450,582 stock options issued outside the Plan):

                                                        NUMBER OF                WEIGHTED
                                                     SHARES SUBJECT         AVERAGE EXERCISE
           STOCK OPTION ACTIVITY                    TO OPTIONS            PRICE PER SHARE
           ---------------------                      --------------         -----------------
       Outstanding, April 1, 1996                           -                $       -
           Granted                                       327,241                    3.94
           Exercised                                        -                        -
                                                      ----------
       Outstanding, March 31, 1997                       327,241                    3.94
           Granted                                          -                        -
           Exercised                                     (10,000)                   3.00
                                                      ----------
       Outstanding, March 31, 1998                       317,241                    3.98
            Granted                                      686,500                    3.06
            Cancelled                                    (34,240)                   4.03
            Exercised                                       -                        -
                                                      ----------
       Outstanding, March 31, 1999                       969,501                    3.33
                                                      ==========

        The following table summarizes information about stock options outstanding and exercisable at March 31, 1999:


                                            OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                             -------------------------------------------------          ----------------------------
                                               WEIGHTED             WEIGHTED                                WEIGHTED
           RANGE OF                             AVERAGE             AVERAGE                                  AVERAGE
           EXERCISE                            REMAINING            EXERCISE                                EXERCISE
             PRICE           NUMBER OF        CONTRACTUAL            PRICE              NUMBER OF             PRICE
           PER SHARE           SHARES        LIFE (YEARS)            PER SHARE            SHARES            PER SHARE
           ---------         ---------       ------------            ---------          ---------           ---------
         $1.82 - 2.73          517,750           9.1                   2.13               100,000             $2.73
         $4.00 - 4.55          376,751           8.4                   4.30               138,418              4.55
         $6.00 - 8.00           75,000           9.3                   6.67                  -                  -
                             ---------         -----                  -----               -------             -----
                               969,501           8.8                  $3.33               238,418             $3.79
                             =========         =====                  =====               =======             =====

                                      F-17

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     STOCK INCENTIVE PLAN (Continued)

        The following table reflects pro forma net income and earnings per share had compensation cost been determined based on the fair value at the grant date for awards granted in fiscal 1999, 1998, and 1997 consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation":


       YEAR ENDED MARCH 31,                              1999                   1998                   1997
       --------------------                          -------------          -------------          --------
       NET (LOSS) INCOME:
            Actual                                   $ (254,431)            $ 517,157              $ 136,260
            Pro forma                                $ (378,897)            $ 436,561              $ 121,738

       BASIC (LOSS) EARNINGS PER SHARE:
            Actual                                   $    (0.06)            $    0.11              $    0.03
            Pro forma                                $    (0.09)            $    0.09              $    0.02

       DILUTED (LOSS) EARNINGS PER SHARE:
            Actual                                   $    (0.06)            $    0.09              $    0.03
            Pro forma                                $    (0.09)            $    0.08              $    0.02


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

12.     401(K) PLAN

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

13.     ACQUISITION

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

                        JENNA LANE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.           QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents summarized quarterly results:

                                             FIRST             SECOND           THIRD            FOURTH
                                            QUARTER           QUARTER          QUARTER           QUARTER
                                            -------           -------          -------           -------
     MARCH 31, 1999
     Net Sales                          $13,826,800       $17,120,399       $9,253,459       $19,015,712
     Gross Profit                         2,728,127         3,617,024        1,896,864         3,007,610
     Operating Income (Loss)                713,504           806,038         (566,998)         (633,231)
     Net  Income (Loss)                     368,809           348,468         (394,837)         (576,871)
     Earnings Per Share:
         Basic                                 0.08              0.08            (0.09)            (0.13)
         Diluted                               0.08              0.08            (0.09)            (0.13)
     Market Price Per Share:
         High                                  8.50              2.94             2.25              2.69
         Low                                   1.75              1.53             1.03              1.88

     MARCH 31, 1998

     Net Sales                          $11,734,842       $11,295,038       $7,723,861       $11,808,055
     Gross Profit                         2,303,059         2,119,719        1,249,749         2,374,641
     Operating Income (Loss)                412,048           638,870         (387,434)          577,910
     Net  Income (Loss)                     213,493           322,268         (286,374)          267,770
     Earnings Per Share:
         Basic                                 0.05              0.07            (0.09)             0.06
         Diluted                               0.04              0.06            (0.09)             0.05
     Market Price Per Share:
         High                                  9.43              9.77            12.39             11.25
         Low                                   7.73              8.75             9.66              8.69

                                      F-19